Form 10-K
period 2025-08-31
GREENBRIER COMPANIES INC
filed 2025-10-28
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2025

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

Aggregate market value of the registrant’s Common Stock held by non-affiliates as of February 28, 2025 (based on the closing price of such shares on such date) was $1,735,793,000.

The number of shares outstanding of the registrant’s Common Stock on October 21, 2025 was 30,961,543 without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held on January 7, 2026 are incorporated by reference into Part III of this Report.

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

Many of these risks and other factors are beyond our ability to control or predict. Words such as "ability," “allow,” “anticipate,” “believe,” “committed,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “foreseeable”, “future,” “goal,” “impact,” “indicate,” “intend,” “likely,” “may,” “periodically,” “plan,” “potential,” “provide,” “result,” “schedule,” “seek,” “should,” “strategy,” "target," “will,” “would,” and similar expressions identify forward-looking statements. In addition, statements regarding expectations of cost savings or our ability to navigate current challenges, or any other statements that explicitly or implicitly draw trends in our performance or the markets in which we operate, or characterize future events or circumstances, are forward-looking statements.

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

PART I

Item 1. BUSINESS

Introduction

We are a leading international supplier of equipment and services to global freight transportation markets. Through our wholly-owned subsidiaries and consolidated and unconsolidated joint ventures, we design, build and market freight railcars in North America, Europe and Brazil. We are a leading provider of freight railcar wheel services, component parts, maintenance and sustainable conversion services in North America. We own a lease fleet of railcars that originate primarily from our manufacturing operations. We offer railcar management, regulatory compliance services and leasing services to railroads and other railcar owners in North America.

We operate an integrated business model that combines freight car manufacturing, wheel services, railcar maintenance, component parts, leasing and fleet management services. Our model is designed to provide customers with a comprehensive set of freight car product and service solutions by utilizing our substantial engineering, mechanical and technical capabilities, as well as our experienced commercial personnel. Our integrated model allows us to develop cross-selling opportunities and synergies among our reportable segments thereby enhancing our margins. We believe our integrated model is difficult to duplicate and provides greater value for our customers and investors.

We operate in two reportable segments: Manufacturing and Leasing & Fleet Management. Effective September 1, 2024, we combined our former Maintenance Services and Manufacturing segments into a single reportable segment, Manufacturing. The combined Manufacturing reportable segment reflects a comprehensive production operation that allows us to streamline production processes and resources to better serve our customers. Separately, we renamed our former Leasing & Management Services reportable segment to Leasing & Fleet Management. These changes reflect the realignment of our organizational structure and reporting regularly provided to our chief operating decision maker to assess performance and allocate resources. These changes had no impact on our consolidated results of operations or financial position. Prior period segment results have been recast to reflect our new reportable segments. Financial information about our reportable segments as well as geographic information is located in Note 17 - Segment Information to the Consolidated Financial Statements.

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

Products and Services

Manufacturing Segment

North American Manufacturing - We manufacture most freight railcar types currently in use in the North American market (other than coal cars) and we continue to expand our product features and functionality. We have demonstrated an ability to capture high market shares in many of the car types we produce. The primary products we produce for the North American market are:

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

Sustainable ConversionsTM - We are a leading provider of sustainable conversions, which repurposes existing railcars into equipment for other service. Our sustainable conversions are an efficient and cost-savings option for railcar owners looking to diversify and optimize their fleets. We rebody or stretch covered hoppers into larger cubic service, re-rack or perform deck conversion on auto racks, and perform tank car retrofits to help customers manage pending regulations.

Component Parts - Our component parts facilities recondition and manufacture railcar cushioning units, couplers, yokes, side frames, bolsters and various other parts.

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

Leasing & Fleet Management Segment

Leasing - We operate a railcar leasing business in North America. Our relationships with financial institutions and operating lessors combined with our ownership of a lease fleet of approximately 17,000 railcars enables us to offer flexible leases to our customers including operating leases of varied intervals and “per diem” leases. The percentage of owned units on lease was 98.2% at August 31, 2025 with an average remaining lease term of 4.0 years and an average age of 7.0 years. We also originate leases of railcars, which are either newly built or refurbished by our operations. These may be held in the fleet or sold with attached leases to financial institutions or other investors, typically with multi-year management services agreements. As an equipment owner and an originator of leases, we participate principally in the operating lease segment of the market. Assets from our owned lease fleet are periodically sold to accommodate customer demand, manage risk and maintain liquidity.

Fleet Management - Our North American management services business offers a broad array of software and services that include railcar maintenance management, railcar accounting services (such as billing and revenue collection, car hire receivable and payable administration), total fleet management (including railcar tracking using proprietary software), fleet logistics, administration and railcar remarketing. We currently provide management services for a fleet of railcars for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. In addition, our Regulatory Services Group offers regulatory, engineering, process consulting and advocacy support to the tank car owner and shipper community, among other services. Our management services business is responsible for the maintenance and administration of our fleet of railcars.

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

Backlog

The following table depicts our reported railcar backlog subject to third-party sale or lease in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2025	2024	2023
New railcar backlog units [1]	16,600	26,700	30,900
Estimated future revenue value (in millions) [2]	$2,200	$3,400	$3,800

1 Each platform of a railcar is treated as a separate unit.

2 Subject to change based on finalization of product mix.

Approximately 12% of backlog units and estimated value as of August 31, 2025 was associated with our Brazilian railcar manufacturing operations which is accounted for under the equity method.

Based on current production schedules, approximately $1.0 billion of railcar sales in the August 31, 2025 backlog are scheduled for delivery in 2026 while the remaining amount is expected to be recognized in 2027 and beyond.

Our backlog includes approximately $460 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet, depending on a variety of factors.

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

In 2025, revenue from two customers accounted for approximately 26% of Consolidated Revenue which represented 28% of Manufacturing Revenue and 2% of Leasing & Fleet Management Revenue. No other customers accounted for greater than 10% of Consolidated Revenue.

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

Certain materials and components are periodically in short supply which could potentially impact production at our facilities. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances and multi-year arrangements for the global sourcing of certain materials and components. We have expanded our insourcing capacity in Mexico and operate a replacement component parts business which aids in our vertical integration and we continue to pursue strategic opportunities to protect and enhance our supply chain. We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers, shipping and transportation delays and possible price increases.

In 2025, the top ten suppliers for all inventory purchases accounted for approximately 36% of total purchases. The top supplier accounted for 14% of total inventory purchases in 2025. No other suppliers accounted for more than 10% of total inventory purchases. We believe we maintain good relationships with our suppliers.

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

Competition in the wheel services, maintenance and component parts businesses is dependent on the type of product or service provided. There are many competitors in these businesses. We compete primarily on the basis of quality, timeliness of delivery, customer service, location of shops, price and engineering expertise.

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

Through our research and customer relationships, insights are derived into the potential need for new products and services. Marketing and engineering personnel collaborate to evaluate opportunities and develop new products and services that exceed customers’ expectations. Research and development costs incurred during the years ended August 31, 2025, 2024 and 2023 were $5.5 million, $5.2 million and $4.0 million, respectively.

Human Capital

With the oversight of the Board, our Chief Executive Officer and senior leadership are thoughtfully invested in our global workforce. We regularly review our priorities and progress in each of the areas highlighted below.

We depend on a highly skilled workforce of approximately 11,000 employees of which approximately half reside in Mexico. Individuals across multiple locations who have technical skills, including experience in welding, engineering, and machine operating, are necessary for us to succeed.

Approximately 5,400 employees are represented by unions, primarily in Mexico and Europe. We believe we have good union relations.

Safety – Employee safety is a top priority and we continually work to improve our safety performance over time. We demonstrate our commitment to maintaining a safe workplace through efforts such as safety onboarding, ongoing training, and shifting our focus to leading indicators, which empower employees to speak up on safety matters. Our Chief Executive Officer, senior leadership and our Board of Directors regularly monitor our safety performance.

In 2025, all locations completed a safety culture reset. This reset initiative served to identify key metrics to address risks and align expectations for ongoing workplace safety improvements. A multidisciplinary team developed new safety culture metrics, which have been implemented to include all levels of the production workforce, from the plant manager to the front-line worker.

Employee Engagement – Building a successful human capital management strategy requires foresight, commitment and a willingness to embrace change. We are committed to creating a culture of feedback that reinforces our Core Value of Respect for People.

Employee engagement and satisfaction are essential to Greenbrier’s success. We prioritize fostering connections and encouraging collaboration. Employee surveys play a critical role in helping us understand the priorities of our workforce. Information gathered from our surveys continues to influence our approach to creating a culture of open dialogue and feedback.

We are dedicated to fostering an inclusive environment that represents the broader communities we serve. We maintain eight Employee Resource Groups (ERGs) sponsored and supported by leadership. Our ERGs aim to instill workplace values that inspire innovation and growth, keep employees engaged, contribute to personal and professional development, and support retention. In 2025, our employee engagement efforts expanded with the launch of mentorship opportunities through our ERGs, promoting collaboration and professional growth across our team.

Communication and Recognition – In 2025, Greenbrier continued to develop GBX RailDepot, our communication and recognition platform. The platform enhances our workplace culture by empowering employees to acknowledge the outstanding contributions of their peers and leaders, while also celebrating milestones together. In addition, we host quarterly town halls, which provide employees with updates on the business, market outlook and engagement topics such as ERG updates, new products and location spotlights. The town halls encourage recognition by spotlighting employees going above and beyond each quarter.

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

Performance Feedback – In 2025, we enhanced our performance feedback program reinforcing our commitment to building a culture of feedback and creating alignment between individual goals and organizational priorities. The program equips managers and employees with tools to facilitate meaningful performance conversations, support employee growth, and promote a strong feedback culture across the organization.

Compensation and Employee Well-Being – To remain competitive globally, we regularly evaluate our compensation programs. This includes reviewing base pay levels for equity both internally and externally and assessing the effectiveness of our short and long-term incentive programs.

Benefits and Wellness – We believe benefits programs are a key differentiator in attracting and retaining talent. We strive to offer competitive programs that meet the diverse needs of our employees and their families. This includes health and wellness as well as financial and income protection benefits.

Our 2025 Sustainability Report provides additional information regarding our sustainability strategy and targets. It can be found on our website. Information contained on or accessible through our website is not incorporated into and does not constitute a part of this filing.

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

Portland Harbor Superfund Site

Our former Portland, Oregon manufacturing facility (Portland Property) is located adjacent to the Willamette River. In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed and certain riverbanks known as the Portland Harbor, including the portion fronting the Portland Property, as a federal "National Priority List" or "Superfund" site due to sediment contamination (Portland Harbor Superfund Site). We and more than 140 other parties have received a "General Notice" of potential liability from the EPA relating to the Portland Harbor Superfund Site. The letter advised us that we may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including us (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Superfund Site under EPA oversight, and several additional entities did not sign such consent, but nevertheless contributed financially to the effort. The EPA-mandated RI/FS was produced by the LWG and cost over $110 million during a 17-year period. We bore a percentage of the total costs incurred by the LWG in connection with the investigation. Our aggregate expenditure during the 17-year period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The EPA issued its Record of Decision (ROD) for the Portland Harbor Superfund Site on January 6, 2017 and accordingly on October 26, 2017, the AOC was terminated.

The EPA's January 6, 2017 ROD identifies a cleanup remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. The ROD does not address responsibility for the costs of remedial action, nor does it allocate such costs among the potentially responsible parties. The EPA has identified several work areas within the ROD remedial action area. One of the units, currently referred to as the river mile 9 West work area (RM9W) includes river sediments offshore and downstream of the Portland Property. It also includes a large portion of the Portland Property's riverbanks. The ROD does not break down total remediation costs by work area. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W. Additionally, at some portions of the Portland Harbor Superfund Site, the EPA is conducting the remedial design work. Remedial action will follow remedial design. We have not signed an AOC in connection with remedial design, but are assisting in funding a portion of the RM9W remedial design.

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Superfund Site and the schedule for such remediation, approximately 100 parties, including the State of Oregon and the federal government, are participating in a non-judicial, mediated allocation process to try to allocate costs associated with remediation of the Portland Harbor Superfund Site. We will continue to participate in the allocation process. Approximately 100 additional parties signed tolling agreements related to such allocations. On April 23, 2009, we and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims. Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court for the District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court to allow the allocation to proceed, currently through January 14, 2028.

On January 30, 2017, the Confederated Tribes and Bands of the Yakama Nation sued 30 parties, including us as well as the federal government and the State of Oregon, for costs it incurred in assessing alleged natural resource damages to the Lower Columbia River and Multnomah Channel from contaminants deposited at the Portland Harbor Superfund Site. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., U.S. District Court for the District of Oregon, Portland Division, Case No. 3:17-CV-00164. The complaint does not specify the amount of damages the plaintiff will seek. The Yakama litigation is stayed pending completion of the allocation process under supervision of the Arkema court, currently through January 14, 2028.

On November 20, 2024, we, as part of a group of about 60 recipients, received a “Special Notice” letter (SNL) from the EPA. We timely responded by the May 30, 2025 response deadline. The EPA routinely sends SNLs when it is ready to formally start negotiations with potentially responsible parties in an effort to reach a settlement to conduct or finance the remedial action. Such letters trigger the start of an enforcement moratorium during which time the EPA agrees not to unilaterally order any potentially responsible parties to conduct the remediation. Under this process, if settlement is reached, the settlement terms will normally be set out in a consent decree that is lodged in federal court. The terms of the SNL that we received are settlement confidential. The EPA has publicly stated that it issued the letters now because it wants a seamless transition from the remedial-design phase to the remediation-implementation phase, that more potentially responsible parties may receive such a letter, and that the agency expects the settlement negotiations to take up to two years. Some allocation participants, including us, are discussing remedial action consent decree terms with the EPA and the U.S. Department of Justice.

Responsibility for funding and implementing the EPA's selected cleanup remedy will be determined at an unspecified later date as part of the allocation process. Based on the investigation to date, we believe that we did not contribute in any material way to contaminants of concern in the river sediments or the damage of natural resources in the Portland Harbor Superfund Site and that the damage in the area of the Portland Harbor Superfund Site adjacent to the Portland Property precedes our ownership of the Portland Property. Because these environmental investigations are still underway, sufficient information is currently not available to determine our liability, if any, for the cost of any required remediation or restoration of the Portland Harbor Superfund Site or to estimate a range of potential loss. Based on the results of the pending investigations and future assessments of natural resource damages, we may be required to incur costs associated with additional phases of investigation or remedial action, and may be liable for damages to natural resources.

On June 9, 2025, the natural resources trustees for the Portland Harbor Superfund Site, consisting of the U.S., on behalf of the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce and the U.S. Department of the Interior; the State of Oregon, on behalf of the Oregon Department of Fish and Wildlife; and several tribes moved to enter two consent decrees that were lodged with the Oregon district court on November 1, 2023 to resolve trustees’ natural resources claims in a complaint filed on the same day. United States of America et al. v ACF Industries LLC et al., U.S. District Court for the District of Oregon, Case #3:23-cv-01603-YY. We are not a defendant under the 2023 complaint nor a party to either of the consent decrees. The consent decrees would resolve the defendants’ liability for natural resource damages at the Portland Harbor Superfund Site before the conclusion of the remedial design and allocation processes. On July 28, 2025, we, along with several other potentially responsible parties at the Portland Harbor Superfund Site, filed motions to intervene and to oppose the entry of the consent decrees. The court has granted the motions to intervene. Oral argument was held on September 29, 2025. The court has not yet issued an opinion.

Oregon Department of Environmental Quality (DEQ) Regulation of Portland Property

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

Regulation

We must comply with the rules of the Department of Homeland Security (DHS) and the administrative agencies it oversees including U.S. Customs and Border Protection, the U.S. Department of Transportation (USDOT), and the administrative agencies it oversees, including the Federal Railroad Administration (FRA), the Pipeline and Hazardous Materials Safety Administration (PHMSA), in the U.S. and Transport Canada (TC) in Canada, each of which administer and enforce laws and regulations relating to railroad safety. Products sold and leased by us in North America must meet AAR, TC, PHMSA and FRA standards. More specifically, the transportation of hazardous materials by rail is subject to rigorous oversight by FRA, PHMSA, and DHS. Railroads, acting through the AAR, work in partnership with these and other local, state, and federal entities on hazardous materials-related issues, including train routing, security, tank car design and emergency response. Railroads also require compliance with certain industry best practices that sometimes exceed federal requirements for trains carrying hazardous materials. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate and international commerce throughout North America. The AAR promulgates rules and regulations governing the safety and design of equipment, relationships among railroads and other railcar owners with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. These regulations require maintaining certifications with the AAR as a railcar builder and maintenance provider and component manufacturer.

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

Our customers are often able to delay replacing rail equipment during economic downturns. Factors affecting the level of customer spending for our products and services include general economic conditions, such as inflation, slower economic growth and the potential for a recession and other factors such as business confidence in future economic conditions, changing trade policies and the availability and cost of efficient capital, among other factors. Domestic and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty increases, trends in business spending may become increasingly unpredictable and subject to reductions and fluctuations. Unfavorable economic conditions may lead our customers to delay or reduce purchases of our products and services, result in lower sales volumes, lower prices, lower lease utilization rates, and decreased revenues and profits.

Changes in global trade policies, including imposed and threatened tariffs by the U.S. and reciprocal tariffs by its trading partners, remain uncertain and could impact our financial condition or results of operations.

The current U.S. presidential administration has announced a wide range of tariffs on imports from many countries. In response to these tariffs, certain of the impacted countries have announced, and in some cases imposed, counter tariffs on goods that are imported from the U.S. The imposition of such tariffs have resulted in increased costs. We are continuing to monitor the rapidly evolving tariff and global trade policies and are working with our suppliers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as recent legal challenges to the U.S.'s imposition of tariffs, negotiations between the U.S. and affected countries, the responses of other countries or regions, relief that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets. The uncertainty of the tariffs, including a potential increase in costs and decrease in demand for our products, could heighten the other risks factors and uncertainties discussed in this Item 1A, or in other reports we periodically file with the SEC, and impact our financial condition or results of operations. Furthermore, our competitors may be less exposed to tariff impacts or in a better position to mitigate the increased costs of tariffs.

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

From time to time, we, or our joint ventures, undertake strategic capital projects in order to enhance, expand and/or upgrade facilities and operational capabilities including by insourcing production of certain components in our manufacturing operations. Our ability, and our joint ventures’ respective abilities, to complete these projects on time and within budget, and for us to realize the anticipated increased revenues or lower costs, as applicable, or otherwise realize acceptable returns on these investments or other strategic capital projects that may be undertaken are subject to a number of risks. Many of these risks are beyond our control, including a variety of market, operational, permitting, and labor related factors. In addition, the cost to implement any given strategic capital project ultimately may prove to be greater than originally anticipated. If we, or our joint ventures, are not able to achieve the anticipated results from the implementation of any of these strategic capital projects, or if unanticipated implementation costs are incurred, our business, financial condition and results of operations may be adversely affected. In addition, if we are unable to perform insourced functions better than, or at least as well as, our third-party providers, our business may be harmed.

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

In addition, we continually evaluate and implement upgrades and significant changes to our information technology systems. We could experience problems in connection with such implementations, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays; further, such implementations can require significant time and focus from management and other employees, which may divert attention from operating and growing our business. A significant problem with an implementation, integration with other systems or ongoing management and operation of our systems could negatively impact our business by disrupting operations. Such a problem could also have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business.

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

Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials, components and services in acceptable quantities and quality from our suppliers. In 2025, the top ten suppliers for all inventory purchases accounted for approximately 36% of total purchases. The top supplier accounted for approximately 14% of total inventory purchases in 2025. No other suppliers accounted for more than 10% of total inventory purchases. Certain components of our products, particularly specialized components like castings, bolsters, trucks, wheels and axles, and certain services, such as lining capabilities, are currently only available from a limited number of suppliers. If any one or more of our suppliers cease to provide us with sufficient quantities of our components or services in a timely manner or on terms acceptable to us, or cease to provide services or manufacture components of acceptable quality, or go out of business, we could incur disruptions or be limited in our production of our products and may not be able to promptly identify alternative sources for these components or services.

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

We may build products in anticipation of a customer order, or lease railcars to a customer with the aim of selling such railcars on lease to a third-party. In such cases, the lag between production and sale results in uneven recognition of revenue and earnings over time. Our production during any given period may be concentrated in relatively few contracts, intensifying the amplitude and irregularity of our revenue streams. The timing of recognizing revenue on a railcar is also materially impacted by our decision whether to lease the railcar to a lessee, sell the railcar, or syndicate the railcar with a lease attached to an investor. In addition, we periodically sell railcars from our own lease fleet and the timing and volume of such sales are difficult to predict. As a result, comparisons of our Manufacturing or Leasing & Fleet Management revenue, deliveries, quarterly net gain on disposition of equipment, income and liquidity between quarterly periods within one year and between comparable periods in different years may not be meaningful and should not be relied upon as indicators of our future performance.

We may be unable to effectively implement capacity rationalization initiatives, cost reductions and/or restructuring efforts and our business might be adversely affected.

From time to time we engage in capacity rationalization initiatives and/or similar restructuring plans, which may include organizational changes, workforce reductions, facility consolidations or closures and other cost reduction initiatives. These types of activities are complex and can require a significant amount of management and other employees’ time and focus, which may divert attention from operating and growing our business. If we do not effectively manage and implement these activities, or any future similar activities, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions include potential adverse effects on employee morale, loss of accumulated knowledge and/or inefficiency, unfavorable political responses to such actions, unforeseen delays in implementation, unexpected costs, and the failure to meet operational targets, any of which may impair our ability to achieve anticipated benefits, harm our business, or have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

A significant portion of our revenue is generated from a few major customers. In 2025, revenue from two customers represented approximately 26% of Consolidated Revenue. No other customers accounted for greater than 10% of Consolidated Revenue. Although we have some long-term contractual relationships with our major customers, we cannot be assured that we will continue to have good relations with our customers, or that our customers will continue to purchase or lease our products or services, or will continue to do so at historical levels, or will renew their existing contracts with us. A reduction in the purchasing or leasing of our products, a termination of our services by one or more of our major customers, a decline in the financial condition of a major customer, or our failure to replace expiring customer contracts with new customer contracts on satisfactory terms could result in a loss of business and have an adverse effect on our business and operating results.

Our business may be negatively impacted as a result of war in Ukraine, as well as civil unrest and armed conflict in other geographies.

Some of our operations, particularly in Europe, have experienced higher energy costs, an increase in the price and decrease in the availability of steel and certain other materials and components, disruptions in transportation and supply chains, and higher manufacturing and borrowing costs as a result of the ongoing war in Ukraine. Not all of these costs are subject to escalation and related clauses which allow us to pass through costs to our customers, and there is a risk we will not be successful in renegotiating or managing the implementation of existing agreements to allow us to pass through these increased prices of manufacturing. We cannot predict the full impact of such conflict, the economic sanctions imposed on Russia, and the related economic and geopolitical instability, including instability in the manufacturing and freight rail markets. Civil unrest and armed conflicts, including the war in Ukraine, can cause other risks to our business, such as prolonged heightened inflation, macroeconomic interventions in response to inflation, cyber disruptions or attacks, and disruptions in credit markets. These factors and others could disrupt our business directly and could disrupt the business of our customers thereby reducing or delaying orders of our goods and services. Prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions related to the war in Ukraine or civil unrest or armed conflict in other geographies could have an adverse effect on our operations and business outlook.

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

General inflation in the U.S., Europe and other geographies has risen to levels not experienced in recent decades. General inflation also negatively impacts our business by decreasing the capital our customers have to deploy to purchase our goods and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in our sales. The U.S. Federal Reserve, the European Central Bank, and several other central banks increased benchmark interest rates during 2024. Rising interest rates increases our borrowing costs potentially decreasing our profitability. Additionally, increased borrowing costs faced by our customers could result in decreased demand for our products. Monetary interventions also risk a sustained decline in aggregate demand, either globally or within one or more geographic markets. A decline in demand for our products would have a negative impact on our business and results of operations.

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

We own, lease, operate or have invested in businesses that have manufacturing facilities in Mexico, Brazil and Europe, and have customers and suppliers located outside the U.S. Instability in the macroeconomic, political, military, legal, regulatory, trade, financial, labor or market conditions in or relating to the countries where we, or our customers or suppliers, operate could negatively impact our business activities and operations. Some foreign countries in which we operate or may operate have authorities that regulate railroad safety and rail equipment design and manufacturing. If we do not have appropriate certifications, we could be unable to market and sell our rail equipment in those markets. Adverse changes in foreign regulations or enforcement practices applicable to us or our customers, such as labor, environment, trade, tax, currency and price regulations, could limit our operations, make the manufacture and distribution of our products difficult, and delay or limit our ability to repatriate income derived from foreign markets.

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

Legislation and new rules to regulate emission of greenhouse gases (GHGs) have been proposed in numerous state legislatures, the U.S. Congress, and by the EPA, as well as in Europe and other geographies in which we operate. Some of these proposals would require industries to meet stringent new standards that may require substantial reporting of GHGs and other carbon intensive activities in addition to potentially mandating reductions in carbon emissions. While we cannot assess the direct impact of these or other potential regulations, we recognize that new climate change reporting or compliance protocols could increase our operating costs, decrease demand for our products and/or increase the price or decrease the availability of materials, input factors and manufactured components which could reduce our margins.

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

Our internal control over financial accounting and reporting may not detect all errors or omissions in the financial statements.

If we fail to maintain adequate internal controls over financial accounting, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. No system of internal control provides absolute assurance that the financial statements are accurate and free of material error.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity represents an important component of our overall approach to risk management. Our information security risk management (ISRM) policies, standards and practices are integrated into our overall enterprise risk management approach, and cybersecurity risks are one of the business risks that are subject to oversight by our Board of Directors. Our ISRM policies, standards and practices align with National Institute of Standards (NIST) and Technology Cybersecurity Framework and International Organization for Standardization (ISO) 27001.

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
•
Communication, Coordination and Disclosure – We utilize a cross-functional approach to address the risk from cybersecurity threats, involving management personnel from our technology, operations, legal, risk management and other key business functions, as well as the members of the Audit Committee of the Board of Directors, in an ongoing dialogue regarding cybersecurity threats and incidents, while also implementing controls and procedures for the escalation of cybersecurity incidents pursuant to established thresholds so that decisions regarding the disclosure and reporting of such incidents can be made by management in a timely manner. We have established an Incident Response Committee, which is chaired by our SVP Administration, to quickly organize and execute an effective, productive, timely and compliance-conscious response to cybersecurity threats and incidents, as well as coordinate among the cross-functional groups.

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

Governance

The Board of Directors, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that management implements to address risks from cybersecurity threats. The Audit Committee reviews cybersecurity on a quarterly basis. The Board of Directors and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party reviews, the threat environment, technological trends and information security considerations arising with respect to our peers. The Board of Directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. On a regular basis, the Board of Directors and the Audit Committee discuss our approach to cybersecurity risk management with the Chief Information Security Officer (CISO) and other cyber team members, as well as senior leadership.

The CISO is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across the Company. The CISO has decades of experience in the cybersecurity and information security fields, including experience with both private and public companies and the military, as well as experience in the transportation and rail industry. The CISO is a Boardroom Certified Qualified Technology Expert (QTE) and holds certifications including Certified Chief Information Security Officer (C|CISO), Certified Internal Auditor (BSI) and is a graduate of the Wounded Warrior Cyber Combat Academy. The CISO has experience with regulatory compliance frameworks including ISO 27001, SOX, NIST and CMMC.

The CISO works in coordination with senior leadership, which includes our Chief Executive Officer, Chief Financial Officer, Chief Information Officer and Chief Legal & Compliance Officer across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. Multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our cybersecurity incident response procedure plan.

To date, we have not experienced any risks from cybersecurity threats or incidents that have materially affected us or are reasonably likely to materially affect us, our business strategy, results of operations, or financial condition.

Item 2. PROPERTIES

We operate at the following primary facilities as of August 31, 2025:

Description	Location	Status

Manufacturing Segment

Operating facilities:	19 locations in the U.S.	Leased – 8 locations Owned – 11 locations
	3 locations in Mexico	Owned – 2 locations Leased – 1 location
	3 locations in Poland	Owned
	2 locations in Romania	Owned

Administrative offices:	1 location in the U.S.	Leased

Leasing & Fleet Management Segment

Corporate offices, railcar marketing and fleet management:	Lake Oswego, Oregon	Leased

We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate our facilities in order to remain competitive and to take advantage of market opportunities.

Item 3. LEGAL PROCEEDINGS

There is hereby incorporated by reference the information disclosed in Note 20 - Commitments and Contingencies to the Consolidated Financial Statements.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

Current information regarding our executive officers is presented below.

Lorie L. Tekorius, 58, is Chief Executive Officer and President and serves on the Board of Directors. Ms. Tekorius has served as President since August 2019 and was promoted to Chief Executive Officer in March 2022. Ms. Tekorius was elected to the Board of Directors in March 2022. Ms. Tekorius has served in various management positions for the Company since 1995, most recently as Executive Vice President and Chief Operating Officer and prior to that, as Executive Vice President and Chief Financial Officer.

Brian J. Comstock, 63, is Executive Vice President and President, The Americas, a position he has held since January 2024. Prior to this role, Mr. Comstock served as Executive Vice President, Chief Commercial and Leasing Officer since January 2021. Mr. Comstock has served in various management positions for the Company since 1998, most recently as Executive Vice President, Sales and Marketing.

Michael J. Donfris, 62, is Senior Vice President, Chief Financial Officer, and joined the Company in June 2024. Prior to Greenbrier, Mr. Donfris served as Chief Financial Officer for R.J. Corman Railroad Group since November 2020, Vice President Global Finance for Flowserve from 2018 to 2020, Vice President of Finance and Chief Accounting Officer for TrinityRail from 2015 to 2018, and has over 30 years of experience in other finance leadership roles.

Laurie Dornan, 55, is Senior Vice President, Chief Human Resources Officer, a position she has held since November 2020. Ms. Dornan has served in various human resources leadership positions since joining the Company in 2014. Prior to Greenbrier, she served in various leadership roles with Lattice Semiconductor Corporation, Nautilus, Inc. and Electro Scientific Industries.

William Glenn, 64, is Senior Vice President and President, Europe, a position he has held since January 2024. Prior to this role, Mr. Glenn served as the Chair of the Management Board of Greenbrier Europe, managing operations in Poland and Romania. Mr. Glenn returned to the company in 2019 after serving as Chief Commercial Officer for Wells Fargo Rail from 2016 to 2019. Earlier Mr. Glenn worked in a range of roles at Greenbrier including sales, marketing and customer support, beginning in 2001.

William Krueger, 60, is Senior Vice President and Chief Operations Officer, The Americas, a position he has held since January 2024. Prior to this role, Mr. Krueger was Senior Vice President, President Greenbrier Manufacturing Operations (GMO) since September 2022 and was Senior Vice President GMO when he joined the Company in 2020. Prior to Greenbrier, Mr. Krueger held a number of operations roles in the automotive industry including positions at General Motors, Toyota, and Nissan.

Christian M. Lucky, 58, is Senior Vice President, Chief Legal & Compliance Officer and Corporate Secretary, a position he has held since January 2024. Mr. Lucky has served in various legal and management positions in the Company since 2015.

Matthew J. Meyer, 44, is Senior Vice President, Finance and Chief Accounting Officer and joined the Company in February 2023. Prior to Greenbrier, Mr. Meyer was Chief Accounting Officer of Horizon Global Corporation from December 2019 to February 2023, and Corporate Controller from November 2018 to December 2019. Prior to that, Mr. Meyer has held various finance leadership roles.

Executive officers are designated by the Board of Directors. No director or executive officer has a family relationship with any other director or executive officer of the Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 178 holders of record of common stock as of October 21, 2025.

Issuer Purchases of Equity Securities

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. On January 8, 2025, the Board of Directors authorized the extension of the existing share repurchase program from January 31, 2025 to January 31, 2027 and renewed the amount remaining for repurchases to $100.0 million. Share repurchases under this program during the three months ended August 31, 2025 were as follows:

(in millions, except shares which are reflected in thousands, and per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2025 - June 30, 2025	—	$—	—	$78.2
July 1, 2025 - July 31, 2025	—	$—	—	$78.2
August 1, 2025 - August 31, 2025	10	$44.53	10	$77.8

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company's Common Stock, the Dow Jones U.S. Industrial Transportation Index, the Standard & Poor’s (S&P) 500 Index, and the S&P SmallCap 600 Index. The S&P SmallCap 600 is included as it is used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted beginning in 2024. The graph assumes an investment of $100 on August 31, 2020 in each of the Company's Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2025, the end of the Company’s 2025 fiscal year.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our Common Stock.

Item 6. RESERVED

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We operate in two reportable segments:

1.
Manufacturing - We design, build and market freight railcars in North America and Europe. We are also a leading provider of freight railcar wheel services, component parts, maintenance and retrofitting services in North America.
2.
Leasing & Fleet Management - We own a lease fleet of railcars that originate primarily from our manufacturing operations. We offer railcar management, regulatory compliance services and leasing services to railroads and other railcar owners in North America. We also place railcars on lease to customers and sell the railcars with leases attached to investors.

We operate an integrated business model which we believe is difficult to duplicate and provides greater value for our customers and investors.

We continue to operate in an environment characterized by ongoing macroeconomic uncertainty, including inflationary pressures, potential impacts from global trade tensions and tariffs and volatility in foreign exchange and interest rates. We believe that a sustained economic slowdown or continued supply chain disruption could significantly affect our operations and financial performance. Such developments could impact our business both directly and indirectly. Direct impacts may include higher costs for raw materials, labor and manufacturing inputs. Indirectly, a weaker macroeconomic environment could reduce demand for new railcar orders and leasing activity.

Despite these potential headwinds, we believe we are well-positioned to continue to execute on our multi-year strategy. In addition, we believe our integrated business model provides flexibility across economic cycles. We maintain a diversified customer base and disciplined approach to managing working capital and operating costs.

While we believe that macroeconomic uncertainty is affecting demand across the markets in which we operate, we delivered strong results in 2025, which included the following:

•
Expanded our Margin as a percentage of Revenue from 15.8% in 2024 to 18.7% in 2025.
•
Increased Net earnings attributable to Greenbrier by $44.0 million or 27.5% compared to the prior year.
•
Generated $266 million of Net cash provided by operating activities.
•
Increased our owned lease fleet by 1,500 railcars, representing a 9.7% increase since August 31, 2024.
•
Renewed and extended our $600 million domestic revolving facility and $250 million term loan in May 2025, extending the maturity date of both instruments until 2030.

We believe our results highlight our continued focus on our strategic plan as we remain focused on increasing recurring revenue, expanding aggregate gross margin and raising return on invested capital. Recurring revenue is defined as Leasing & Fleet Management revenue excluding the impact of syndication transactions.

With a global footprint, supply chain and customer base, we are focused on navigating the impact of changing trade policies, such as tariffs, as well as general geopolitical and macroeconomic uncertainty.

In the fourth quarter of 2025, we continued the rationalization of our European operations and approved the closure of manufacturing facilities in Poland and Türkiye. Combined with the closure of one of our manufacturing facilities in Romania announced earlier this year, our European headcount is expected to be reduced by 30% while maintaining the same production capacity.

Financial Highlights

Despite the challenging operating environment, we accomplished the following in 2025:

•
Margin as a percentage of Revenue improved by 2.9% to 18.7% for the year ended August 31, 2025. The increase from the prior year was driven by operating efficiencies in our Manufacturing segment.
•
Earnings from operations increased by $35.6 million or 11.0% compared to the prior year. The increase was primarily attributed to an increase in Margin in our Manufacturing and Leasing & Fleet Management segments during the year ended August 31, 2025. The increase in Margin was primarily due to operating efficiencies in Manufacturing and higher rents associated with a larger fleet and improved lease rates in Leasing & Fleet Management.
•
Diluted Earnings per common share (EPS) increased by 28.0% to $6.35 for the year ended August 31, 2025.

Manufacturing Backlog

Our railcar backlog was 16,600 units with an estimated value of $2.2 billion as of August 31, 2025, with expected deliveries extending into 2027 and beyond. Our backlog includes approximately $460 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Approximately 12% of backlog units and estimated value as of August 31, 2025 was associated with our Brazilian manufacturing operation which is accounted for under the equity method.

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

Change In Reportable Segments

Effective September 1, 2024, we combined our former Maintenance Services and Manufacturing segments into a single reportable segment, Manufacturing. The combined Manufacturing reportable segment reflects a comprehensive production operation that allows us to streamline production processes and resources to better serve our customers. Separately, we renamed our former Leasing & Management Services reportable segment to Leasing & Fleet Management. These changes reflect the realignment of our organizational structure and reporting regularly provided to our chief operating decision maker to assess performance and allocate resources. These changes had no impact on our consolidated results of operations or financial position. Prior period segment results have been recast to reflect our new reportable segments. Financial information about our reportable segments as well as geographic information is located in Note 17 - Segment Information to the Consolidated Financial Statements.

Financial Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Year Ended August 31,
(In millions, except per share amounts)	2025	2024
Revenue
Manufacturing	$2,991.2	$3,312.4
Leasing & Fleet Management	249.0	232.3
	3,240.2	3,544.7
Cost of revenue
Manufacturing	2,556.6	2,913.0
Leasing & Fleet Management	76.1	73.2
	2,632.7	2,986.2
Margin
Manufacturing	434.6	399.4
Leasing & Fleet Management	172.9	159.1
	607.5	558.5
Selling and administrative	263.3	247.1
Net gain on disposition of equipment	(15.9)	(13.1)
Earnings from operations	360.1	324.5
Interest and foreign exchange	75.7	100.8
Earnings before income tax and earnings from unconsolidated affiliates	284.4	223.7
Income tax expense	(91.4)	(62.0)
Earnings before earnings from unconsolidated affiliates	193.0	161.7
Earnings from unconsolidated affiliates	20.1	11.0
Net earnings	213.1	172.7
Net earnings attributable to noncontrolling interest	(9.0)	(12.6)
Net earnings attributable to Greenbrier	$204.1	$160.1
Diluted earnings per common share	$6.35	$4.96

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Year Ended August 31,
(In millions)	2025	2024
Earnings (loss) from operations:
Manufacturing	$327.5	$308.7
Leasing & Fleet Management	160.6	139.0
Corporate	(128.0)	(123.2)
	$360.1	$324.5

Consolidated Results

	Year Ended August 31,		2025 vs 2024
(In millions)	2025	2024	Increase (Decrease)	% Change
Revenue	$3,240.2	$3,544.7	$(304.5)	(8.6)%
Cost of revenue	$2,632.7	$2,986.2	$(353.5)	(11.8)%
Margin (%)	18.7%	15.8%	2.9%	*
Net earnings attributable to Greenbrier	$204.1	$160.1	$44.0	27.5%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

The 8.6% decrease in Revenue for the year ended August 31, 2025 as compared to the prior year was primarily due to an 8.5% decrease in deliveries. This was partially offset by a 7.2% increase in Leasing & Fleet Management Revenue primarily attributed to an increase in rents associated with growth of the fleet and improved lease rates.

The 11.8% decrease in Cost of revenue for the year ended August 31, 2025 as compared to the prior year was primarily due to an 8.5% decrease in deliveries and operating efficiencies within our Manufacturing segment during the year ended August 31, 2025.

Margin percentage increased 2.9% for the year ended August 31, 2025 compared to the prior year primarily due to operating efficiencies in our Manufacturing segment.

The $44.0 million increase in Net earnings attributable to Greenbrier for the year ended August 31, 2025 as compared to the prior year was primarily due to the following:

•
$49.0 million increase in Margin for the year ended August 31, 2025 primarily due to operating efficiencies within our Manufacturing segment and a $27.3 million increase in rents associated with growth of the fleet and improved lease rates in our Leasing & Fleet Management segment.
•
$25.1 million decrease in Interest and foreign exchange expense primarily attributed to higher interest income and a $10.6 million increase in foreign exchange gain primarily due to the change in the Mexican Peso's foreign exchange rate relative to the U.S. Dollar during the year ended August 31, 2025.

These were partially offset by the following:

•
$29.4 million increase in Income tax expense due to higher pre-tax earnings and geographic mix of earnings during the year ended August 31, 2025.

For discussion related to the results of operations and changes in financial condition for 2024 compared to 2023 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K, which was filed with the U.S. Securities and Exchange Commission on October 24, 2024.

Manufacturing Segment

	Year Ended August 31,		2025 vs 2024
(In millions, except deliveries)	2025	2024	Increase (Decrease)	% Change
Revenue	$2,991.2	$3,312.4	$(321.2)	(9.7)%
Cost of revenue	$2,556.6	$2,913.0	$(356.4)	(12.2)%
Margin (%)	14.5%	12.1%	2.4%	*
Earnings from operations ($)	$327.5	$308.7	$18.8	6.1%
Earnings from operations (%)	10.9%	9.3%	1.6%	*
Deliveries	20,400	22,300	(1,900)	(8.5)%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products and components and performing sustainable conversion services. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue decreased $321.2 million or 9.7% for the year ended August 31, 2025 compared to the prior year. The decrease was primarily attributed to an 8.5% decrease in deliveries during the year ended August 31, 2025.

Manufacturing Cost of revenue decreased $356.4 million or 12.2% for the year ended August 31, 2025 compared to the prior year. The decrease was primarily attributed to an 8.5% decrease in deliveries and operating efficiencies during the year ended August 31, 2025.

Manufacturing Margin as a percentage of Revenue increased 2.4% for the year ended August 31, 2025 compared to the prior year. The increase was primarily attributed to operating efficiencies during the year ended August 31, 2025.

Manufacturing Earnings from operations increased $18.8 million or 6.1% for the year ended August 31, 2025 compared to the prior year. The increase was primarily attributed to operating efficiencies during the year ended August 31, 2025 partially offset by an 8.5% decrease in deliveries compared to the prior year.

Leasing & Fleet Management Segment

	Year Ended August 31,		2025 vs 2024
(In millions)	2025	2024	Increase (Decrease)	% Change
Revenue	$249.0	$232.3	$16.7	7.2%
Cost of revenue	$76.1	$73.2	$2.9	4.0%
Margin (%)	69.4%	68.5%	0.9%	*
Earnings from operations ($)	$160.6	$139.0	$21.6	15.5%
Earnings from operations (%)	64.5%	59.8%	4.7%	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management services, syndication activity associated with leases attached to new railcar sales, interim rent on leased railcars for syndication and the sale of railcars purchased from third parties with the intent to resell.

Leasing & Fleet Management Revenue increased $16.7 million or 7.2% for the year ended August 31, 2025 compared to the prior year. The increase was primarily attributed to a $27.3 million increase in rents associated with growth of the fleet and improved lease rates. This was partially offset by a $2.1 million decrease in the sale of railcars which we had purchased from third parties with the intent to resell during the year ended August 31, 2025.

Leasing & Fleet Management Cost of revenue increased $2.9 million or 4.0% for the year ended August 31, 2025 compared to the prior year. The increase was primarily due to higher costs from a larger fleet and higher syndication activity during the year ended August 31, 2025. This was partially offset by a decrease in the volume of railcars sold that we purchased from third parties with the intent to resell during the year ended August 31, 2025.

Leasing & Fleet Management Margin as a percentage of Revenue increased 0.9% for the year ended August 31, 2025 compared to the prior year. The increase was primarily attributed to improved lease rates and fewer sales of railcars that we purchased from third parties with the intent to resell, which have lower margin percentages, during the year ended August 31, 2025.

Leasing & Fleet Management Earnings from operations increased $21.6 million or 15.5% for the year ended August 31, 2025 compared to the prior year. The increase was primarily attributed to higher rents associated with a larger fleet and improved lease rates in addition to a $3.2 million increase in net gain on disposition of equipment from higher sales of assets from our lease fleet during the year ended August 31, 2025.

Selling and Administrative

	Year Ended August 31,		2025 vs 2024
(In millions)	2025	2024	Increase (Decrease)	% Change
Selling and administrative	$263.3	$247.1	$16.2	6.6%

Selling and administrative expense was $263.3 million or 8.1% of Revenue for the year ended August 31, 2025 and $247.1 million or 7.0% of Revenue for the year ended August 31, 2024.

The $16.2 million increase was primarily attributed to higher expenses related to our European operations, including facility closure costs and other expenses in addition to higher employee-related costs during the year ended August 31, 2025.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $15.9 million and $13.1 million for the years ended August 31, 2025 and 2024, respectively. The increase was primarily attributed to higher sales of assets from our lease fleet during the year ended August 31, 2025.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Year Ended August 31,		Increase (Decrease)
(In millions)	2025	2024	2025 vs 2024
Interest and foreign exchange:
Interest and other expense, net	$79.3	$93.8	$(14.5)
Foreign exchange (gain) loss, net	(3.6)	7.0	(10.6)
	$75.7	$100.8	$(25.1)

The $25.1 million decrease in Interest and foreign exchange expense during the year ended August 31, 2025 compared to the prior year was primarily attributed to higher interest income and a $10.6 million increase in foreign exchange gain primarily due to the change in the Mexican Peso's foreign exchange rate relative to the U.S. Dollar during the year ended August 31, 2025.

Income Tax

In 2025, our Income tax expense was $91.4 million on $284.4 million of pre-tax earnings, resulting in an effective tax rate of 32.1%. This rate was higher than the U.S. statutory tax rate due to several factors, including the geographic mix of earnings, state taxes, U.S. taxation of foreign branch operations, the Base Erosion and Anti-Abuse Tax (BEAT) and minimum taxes in certain foreign jurisdictions. These impacts were partially offset by favorable changes in foreign currency exchange rates affecting our U.S. Dollar denominated foreign operations.

In 2024, our Income tax expense was $62.0 million on $223.7 million of pre-tax earnings, resulting in an effective tax rate of 27.7%. This rate was higher than the U.S. statutory tax rate, primarily driven by the geographic mix of earnings and U.S. taxes on profits earned in foreign jurisdictions. These impacts were partially offset by favorable changes in foreign currency exchange rates affecting our U.S. Dollar denominated foreign operations.

Our effective tax rate can vary from year to year due to discrete tax items and changes in the mix of foreign and domestic pre-tax earnings. It is also influenced by fluctuations in the proportion of earnings attributable to our Mexican railcar manufacturing joint venture. This joint venture is treated as a partnership for tax purposes, meaning its full pre-tax earnings are included in our consolidated earnings, while only our 50% share of the tax is included in Income tax expense.

On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). As a result, we recorded an increase of deferred tax liabilities and decrease of income tax payable related to the provisions for 100% bonus depreciation on assets placed in service after January 19, 2025. Additionally, our effective tax rate increased due to the impact of non-deductible depreciation in the calculation of our BEAT liability. Many other provisions of the OBBBA will take effect in future tax years and we are currently assessing their potential impact.

Separately, the EU Member States have formally adopted the Pillar Two Directive, which establishes a minimum effective tax rate of 15% under the Organisation for Economic Co-operation and Development (OECD) Pillar Two Framework. These rules must be implemented by each country and became effective for us beginning September 1, 2024. We continue to monitor additional guidance from the OECD and evaluate the potential effects of these changes, though we do not expect a material impact on our effective tax rate.

Earnings From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components and have an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates were $20.1 million and $11.0 million for the years ended August 31, 2025 and 2024, respectively. The increase was primarily related to $7.7 million in higher earnings at our Brazil operations for the year ended August 31, 2025.

Net Earnings Attributable to Noncontrolling Interest

Net earnings attributable to noncontrolling interest were $9.0 million and $12.6 million for the years ended August 31, 2025 and 2024, respectively. Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The $3.6 million change from the prior year was primarily a result of a decrease in earnings due to lower deliveries at our Mexican railcar manufacturing joint venture.

Liquidity and Capital Resources

	Year Ended August 31,
(In millions)	2025	2024
Net cash provided by operating activities	$265.7	$329.6
Net cash used in investing activities	(203.1)	(320.4)
Net cash provided by (used in) financing activities	(101.7)	86.2
Effect of exchange rate changes	(3.1)	(29.5)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(42.2)	$65.9

We continue to be financed through cash generated from operations and borrowings. At August 31, 2025 Cash and cash equivalents and Restricted cash were $326.4 million, a decrease of $42.2 million from $368.6 million at August 31, 2024.

Cash Flows From Operating Activities

The $63.9 million decrease in cash from operating activities for the year ended August 31, 2025 compared to the year ended August 31, 2024 was primarily due to a $102.7 million change in Leased railcars for syndication due to timing of syndication activity. This was partially offset by a $40.4 million increase in Net earnings.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. The $117.3 million decrease in cash used in investing activities for the year ended August 31, 2025 was primarily attributable to a $117.9 million decrease in Capital expenditures compared to the year ended August 31, 2024.

	Year Ended August 31,
(In millions)	2025	2024
Capital expenditures:
Leasing & Fleet Management	$(140.5)	$(277.0)
Manufacturing	(139.9)	(121.3)
Total capital expenditures (gross)	$(280.4)	$(398.3)
Proceeds from sales of assets	77.3	75.0
Total capital expenditures (net of proceeds)	$(203.1)	$(323.3)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments in the safety, productivity and improvement of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Fleet Management. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $115 million for 2026.

Gross capital expenditures for 2026 are expected to be approximately $240 million for Leasing & Fleet Management and approximately $80 million for Manufacturing, which includes the change in capital expenditures accrued in Accounts payable and accrued liabilities. Capital expenditures for 2026 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The $187.9 million change in Net cash provided by (used in) financing activities for the year ended August 31, 2025 compared to the year ended August 31, 2024 was primarily attributed to $153.6 million in lower proceeds from the issuance of debt, net of repayments and a $21.4 million increase in the repurchase of stock during the year ended August 31, 2025.

The senior term debt was amended in May 2025 on similar terms, extending the maturity date from August 2026 to May 2030. Principal payments of $3.1 million are to be paid quarterly in arrears with a balloon payment of $190.6 million due upon maturity. The principal balance as of August 31, 2025 was $250.0 million.

During the year ended August 31, 2024 we issued $178.5 million of asset backed securities and used proceeds to pay down $139.9 million of our Leasing warehouse facility. We also borrowed $196.6 million on the Leasing warehouse facility to grow the lease fleet. In February 2024, we paid $47.7 million to retire our 2024 Convertible Notes.

Dividend & Share Repurchase Program

A quarterly dividend of $0.32 per share was declared on October 23, 2025.

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

During the year ended August 31, 2025, we purchased a total of 517 thousand shares for $22.2 million under the current authorization of the share repurchase program. As of August 31, 2025, the amount remaining for repurchase under the current authorization of the share repurchase program was $77.8 million. During the year ended August 31, 2024, we purchased 38 thousand shares for $1.3 million.

Cash, Borrowing Availability and Credit Facilities

Our current cash balance is part of our strategy to maintain strong liquidity to respond to current uncertainties. As of August 31, 2025, we had $306.1 million in Cash and cash equivalents and $496.2 million in available borrowings. The available balance to draw under committed credit facilities includes $389.5 million on the North American credit facility, $20.7 million on the European credit facilities and $86.0 million on the Mexican credit facilities.

Our senior secured credit facilities aggregated to $1.3 billion as of August 31, 2025, which consisted of the following components:

Lease fleet – Nonrecourse

Leasing warehouse credit facility – As of August 31, 2025, a $450.0 million nonrecourse warehouse credit facility existed to support the operations of our leasing business in North America. Advances under the facility are secured by a pool of leased railcars and bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.70%. As of August 31, 2025, interest rate swap agreements cover 91% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Corporate and other – Recourse

North American credit facility – As of August 31, 2025, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. The North American credit facility is secured by substantially all of our U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility or the railcar asset-backed securities. Available borrowings are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Outstanding commitments under the North American credit facility included letters of credit which totaled $5.4 million and $5.9 million as of August 31, 2025 and 2024, respectively. Advances bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. The North America credit facility was renewed in May 2025, extending the maturity date from August 2026 to May 2030.

European revolving credit facilities – As of August 31, 2025, lines of credit totaling $98.3 million, secured by certain of our European assets, were available for working capital needs of our European manufacturing operations. The European lines of credit include $35.1 million which is guaranteed by us. The European credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.10% to WIBOR plus 1.40% and Euro Interbank Offered Rate (EURIBOR) plus 1.90%. The European credit facilities are regularly renewed and currently have maturities that range from October 2025 through September 2026.

Mexican revolving credit facilities – As of August 31, 2025, our Mexican railcar manufacturing operations had lines of credit totaling $156.0 million for working capital needs, $56.0 million of which we and our joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 1.96% to SOFR plus 4.25%. The Mexican credit facilities have maturities that range from June 2026 through March 2027.

The following table summarizes our credit facility balances:

	As of August 31,
(In millions)	2025	2024
Lease fleet – Nonrecourse:
Leasing warehouse credit facility	$222.3	$194.9
Corporate and other – Recourse:
North American revolving credit facility	$5.0	$—
European revolving credit facilities	$77.6	$46.7
Mexican revolving credit facilities	$70.0	$110.0

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of August 31, 2025, we were in compliance with all such restrictive covenants.

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

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign exchange contracts with established financial institutions to protect the revenue or margin on a portion of forecasted foreign currency sales and expenses. Given the strong credit standing of the counterparties, no provision has been made for credit loss due to counterparty non-performance.

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $687.8 million of variable rate debt to fixed rate debt as of August 31, 2025.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund expected debt repayments, working capital needs, planned capital expenditures, additional investments in our unconsolidated affiliates and dividends during the next twelve months.

The following table shows our estimated future contractual cash obligations as of August 31, 2025:

	Year Ended August 31,
(In millions)	Total	2026	2027	2028	2029	2030	Thereafter
Debt [1]	$1,764.5	$183.3	$334.6	$401.3	$26.8	$438.3	$380.2
Interest [2]	534.1	72.2	69.1	54.7	42.2	40.4	255.5
Railcar & operating leases	100.8	18.8	15.6	14.6	12.6	9.3	29.9
	$2,399.4	$274.3	$419.3	$470.6	$81.6	$488.0	$665.6

1 The repayment of the $373.8 million of 2028 Convertible Notes due April 2028 is assumed to occur at the scheduled maturity instead of assuming an earlier conversion by the holders.

2 A portion of the estimated future cash obligation relates to interest on variable rate borrowings. Amounts are based on interest rates as of August 31, 2025.

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

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Judgment is required in determining our tax expense and in evaluating our tax positions, as tax laws are complex and subject to different interpretations by taxpayers and government taxing authorities. Our income tax rate is affected by the tax rates that apply to our foreign earnings and could be adversely impacted by higher or lower earnings than anticipated in a particular jurisdiction. In addition to local country tax laws and regulations which may apply minimum taxes, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through provisions such as the global intangible low-taxed income (GILTI) tax and BEAT. We review our deferred tax assets and tax positions quarterly and adjust the balances as new information becomes available. For further information regarding income taxes, see Note 16 - Income Taxes to the Consolidated Financial Statements.

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

Judgments used in determining if a liability is estimable are subjective and based on known facts and our historic experience. If further developments in or resolution of an environmental matter result in facts and circumstances that differ from those assumptions used to develop these reserves, the accrual for environmental remediation could be materially misstated. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. For further information regarding our environmental costs, see Note 20 - Commitments and Contingencies to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At August 31, 2025 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $412.0 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2025, net assets of foreign subsidiaries aggregated to $154.3 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $15.4 million, or 1.0% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $687.8 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2025, 86% of our outstanding debt had fixed rates and 14% had variable rates. At August 31, 2025, a uniform 10% increase in variable interest rates would result in approximately $1.0 million of additional annual interest expense.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Greenbrier Companies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the Company) as of August 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended August 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 28, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over inventory

As discussed in Notes 1, 2, and 5 to the consolidated financial statements, the Company operates from facilities in the U.S., Mexico, Poland and Romania to produce various railcars, component parts and perform railcar maintenance services and wheel and axle servicing. Work-in-process inventory includes material, labor and overhead. Finished goods includes completed wheels, component parts and finished railcars in transit or not on lease. The Company held $688.3 million of inventory as of August 31, 2025.

We identified the evaluation of the sufficiency of audit evidence over inventory as a critical audit matter. Determining the locations over which to perform procedures required a high degree of subjective auditor judgment due to the numerous global locations where inventory is held and the number of information technology (IT) systems involved in the inventory processes. Involvement of IT professionals with specialized skills and knowledge was required to assist in the performance of certain procedures.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures performed over inventory, including the selection of locations where procedures were performed. For each location over which procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s inventory processes. For each inventory location over which procedures were performed, we involved IT professionals who assisted in testing general IT controls for certain IT applications and automated controls used by the Company in its inventory processes. In addition, for a sample of recorded inventory items, we assessed the quantities recorded by comparing to quantities physically counted and, for a sample of recorded inventory items, we assessed the cost recorded by comparing to underlying documentation, including purchase invoices. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

Portland, Oregon
October 28, 2025

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

As of August 31,

(In millions, except number of shares which are reflected in thousands)	2025	2024
Assets
Cash and cash equivalents	$306.1	$351.8
Restricted cash	20.3	16.8
Accounts receivable, net	526.4	523.8
Income tax receivable	44.9	45.1
Inventories	688.3	770.9
Leased railcars for syndication	225.9	130.7
Equipment on operating leases, net	1,328.5	1,243.5
Property, plant and equipment, net	726.7	711.7
Investment in unconsolidated affiliates	99.3	87.3
Intangibles and other assets, net	264.2	244.4
Goodwill	130.0	128.5
	$4,360.6	$4,254.5
Liabilities and Equity
Accounts payable and accrued liabilities	$651.7	$731.4
Debt, net
Recourse	771.2	776.9
Non-recourse	979.7	978.9
	1,750.9	1,755.8
Deferred income taxes	180.2	130.1
Deferred revenue	44.3	58.9
Commitments and contingencies (Notes 19 & 20)
Contingently redeemable noncontrolling interest	35.8	41.7
Equity
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 30,873 and 31,135 outstanding at August 31, 2025 and 2024	—	—
Additional paid-in capital	364.7	375.1
Retained earnings	1,199.0	1,035.0
Accumulated other comprehensive loss	(31.2)	(34.0)
Total equity - Greenbrier	1,532.5	1,376.1
Noncontrolling interest	165.2	160.5
Total equity	1,697.7	1,536.6
	$4,360.6	$4,254.5

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

Years ended August 31,

(In millions, except number of shares which are reflected in thousands and per share amounts)	2025	2024	2023
Revenue
Manufacturing	$2,991.2	$3,312.4	$3,764.1
Leasing & Fleet Management	249.0	232.3	179.9
	3,240.2	3,544.7	3,944.0
Cost of revenue
Manufacturing	2,556.6	2,913.0	3,447.4
Leasing & Fleet Management	76.1	73.2	55.5
	2,632.7	2,986.2	3,502.9
Margin	607.5	558.5	441.1
Selling and administrative	263.3	247.1	235.3
Net gain on disposition of equipment	(15.9)	(13.1)	(17.3)
Asset impairment, disposal, and exit costs, net	—	—	46.7
Earnings from operations	360.1	324.5	176.4
Interest and foreign exchange	75.7	100.8	85.4
Earnings before income tax and earnings from unconsolidated affiliates	284.4	223.7	91.0
Income tax expense	(91.4)	(62.0)	(24.6)
Earnings before earnings from unconsolidated affiliates	193.0	161.7	66.4
Earnings from unconsolidated affiliates	20.1	11.0	9.2
Net earnings	213.1	172.7	75.6
Net earnings attributable to noncontrolling interest	(9.0)	(12.6)	(13.1)
Net earnings attributable to Greenbrier	$204.1	$160.1	$62.5
Basic earnings per common share	$6.55	$5.15	$1.95
Diluted earnings per common share	$6.35	$4.96	$1.89
Weighted average common shares
Basic	31,171	31,102	31,983
Diluted	32,139	32,363	33,799

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

Years ended August 31,

(In millions)	2025	2024	2023
Net earnings	$213.1	$172.7	$75.6
Other comprehensive income (loss)
Translation adjustment	9.7	(14.9)	25.3
Reclassification of derivative financial instruments recognized in net earnings [1]	(13.5)	(14.7)	(9.1)
Unrealized gain on derivative financial instruments [2]	7.3	2.9	23.1
Other (net of tax effect)	(0.6)	—	(1.0)
	2.9	(26.7)	38.3
Comprehensive income	216.0	146.0	113.9
Comprehensive income attributable to noncontrolling interest	(9.1)	(12.6)	(13.1)
Comprehensive income attributable to Greenbrier	$206.9	$133.4	$100.8

1 Net of tax effect of $3.3 million, $4.0 million and $3.7 million for the years ended August 31, 2025, 2024 and 2023, respectively.

2 Net of tax effect of $(1.2) million, $(0.5) million and $(8.8) million for the years ended August 31, 2025, 2024 and 2023, respectively.

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Equity

	Attributable to Greenbrier
(In millions)	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2022	32.6	$424.8	$897.7	$(45.6)	$1,276.9	$152.2	$1,429.1	$27.7
Net earnings	—	—	62.5	—	62.5	11.5	74.0	1.6
Other comprehensive income, net	—	—	—	38.3	38.3	—	38.3	—
Noncontrolling interest adjustments	—	(12.5)	(26.3)	—	(38.8)	2.8	(36.0)	26.3
Joint venture partner distribution declared	—	—	—	—	—	(10.9)	(10.9)	—
Restricted stock awards (net of cancellations)	0.2	8.8	—	—	8.8	—	8.8	—
Unamortized restricted stock	—	(11.4)	—	—	(11.4)	—	(11.4)	—
Stock based compensation expense	—	12.1	—	—	12.1	—	12.1	—
Repurchase of stock	(1.9)	(57.4)	—	—	(57.4)	—	(57.4)	—
Cash dividends ($1.11 per share)	—	—	(36.4)	—	(36.4)	—	(36.4)	—
Balance August 31, 2023	30.9	$364.4	$897.5	$(7.3)	$1,254.6	$155.6	$1,410.2	$55.6
Net earnings	—	—	160.1	—	160.1	10.3	170.4	2.3
Other comprehensive loss, net	—	—	—	(26.7)	(26.7)	—	(26.7)	—
Noncontrolling interest adjustments	—	—	16.2	—	16.2	3.9	20.1	(16.2)
Joint venture partner distribution declared	—	—	—	—	—	(9.3)	(9.3)	—
Restricted stock awards (net of cancellations)	0.2	16.4	—	—	16.4	—	16.4	—
Unamortized restricted stock	—	(21.5)	—	—	(21.5)	—	(21.5)	—
Stock based compensation expense	—	17.1	—	—	17.1	—	17.1	—
Repurchase of stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Cash dividends ($1.20 per share)	—	—	(38.8)	—	(38.8)	—	(38.8)	—
Balance August 31, 2024	31.1	$375.1	$1,035.0	$(34.0)	$1,376.1	$160.5	$1,536.6	$41.7
Net earnings	—	—	204.1	—	204.1	14.9	219.0	(5.9)
Other comprehensive income, net	—	—	—	2.8	2.8	0.1	2.9	—
Noncontrolling interest adjustments	—	—	—	—	—	7.6	7.6	—
Joint venture partner distribution declared	—	—	—	—	—	(17.9)	(17.9)	—
Restricted stock awards (net of cancellations)	0.3	13.3	—	—	13.3	—	13.3	—
Unamortized restricted stock	—	(18.9)	—	—	(18.9)	—	(18.9)	—
Stock based compensation expense	—	17.5	—	—	17.5	—	17.5	—
Repurchase of stock	(0.5)	(22.3)	—	—	(22.3)	—	(22.3)	—
Cash dividends ($1.24 per share)	—	—	(40.1)	—	(40.1)	—	(40.1)	—
Balance August 31, 2025	30.9	$364.7	$1,199.0	$(31.2)	$1,532.5	$165.2	$1,697.7	$35.8

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

Years ended August 31,

(In millions)	2025	2024	2023
Cash flows from operating activities
Net earnings	$213.1	$172.7	$75.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	42.1	16.8	7.2
Depreciation and amortization	121.5	115.6	106.3
Net gain on disposition of equipment	(15.9)	(13.1)	(17.3)
Stock based compensation expense	17.5	17.1	12.1
Asset impairment, disposal, and exit costs, net	—	—	46.7
Noncontrolling interest adjustments	7.6	3.9	8.4
Earnings from unconsolidated affiliates	(20.1)	(11.0)	(9.2)
Other	3.4	3.8	3.7
Decrease (increase) in assets:
Accounts receivable, net	(4.6)	9.2	(14.6)
Income tax receivable	0.2	(2.9)	(2.4)
Inventories	62.0	50.0	(17.2)
Leased railcars for syndication	(107.8)	(5.1)	(123.7)
Other assets	29.6	24.6	(42.4)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(67.0)	(63.5)	16.3
Deferred revenue	(15.9)	11.5	21.7
Net cash provided by operating activities	265.7	329.6	71.2
Cash flows from investing activities
Proceeds from sales of assets	77.3	75.0	78.8
Capital expenditures	(280.4)	(398.3)	(362.1)
Other	—	2.9	3.3
Net cash used in investing activities	(203.1)	(320.4)	(280.0)
Cash flows from financing activities
Net changes in debt with maturities of 90 days or less	23.7	(27.8)	29.8
Proceeds from debt with maturities longer than 90 days	97.0	407.2	295.0
Repayments of debt with maturities longer than 90 days	(131.1)	(236.2)	(291.8)
Debt issuance costs	(5.5)	(2.9)	(0.6)
Repurchase of stock, including excise tax	(22.7)	(1.3)	(56.9)
Dividends	(39.6)	(38.4)	(36.1)
Cash distribution to joint venture partner	(17.9)	(9.3)	(13.0)
Tax payments for net share settlement of restricted stock	(5.6)	(5.1)	(2.6)
Net cash provided by (used in) financing activities	(101.7)	86.2	(76.2)
Effect of exchange rate changes	(3.1)	(29.5)	28.6
Increase (decrease) in cash and cash equivalents and restricted cash	(42.2)	65.9	(256.4)
Cash and cash equivalents and restricted cash
Beginning of period	368.6	302.7	559.1
End of period	$326.4	$368.6	$302.7
Balance Sheet Reconciliation
Cash and cash equivalents	$306.1	$351.8	$281.7
Restricted cash	20.3	16.8	21.0
Total cash and cash equivalents and restricted cash as presented above	$326.4	$368.6	$302.7
Cash paid during the period for
Interest	$82.2	$85.7	$70.0
Income taxes, net	$48.2	$42.6	$23.0
Non-cash activity
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$42.5	$66.8	$40.0
Capital expenditures accrued in Accounts payable and accrued liabilities	$9.7	$61.1	$22.0
Change in Accounts payable and accrued liabilities associated with dividends declared	$(0.5)	$(0.4)	$(0.3)
Change in Accounts payable and accrued liabilities associated with repurchase of stock	$0.4	$—	$(0.5)
Change in Accounts payable and accrued liabilities associated with cash distributions to joint venture partner	$—	$—	$2.1

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations

The Company operates in two reportable segments: Manufacturing and Leasing & Fleet Management. The segments support the Company's integrated business model. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland and Romania, produces double-stack intermodal railcars, tank cars, freight railcars, and automotive railcar products. The Manufacturing segment also performs wheel and axle servicing, railcar maintenance services and produces a variety of component parts for the rail industry. The Leasing & Fleet Management segment owns approximately 17,000 railcars as of August 31, 2025 and provides management services for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Through unconsolidated affiliates the Company produces rail and industrial components and has an ownership stake in a railcar manufacturer in Brazil.

Effective September 1, 2024, the Company combined the former Maintenance Services and Manufacturing segments into a single reportable segment, Manufacturing. The combined Manufacturing reportable segment reflects a comprehensive production operation that allows the Company to streamline production processes and resources to better serve customers. Separately, the Company renamed the former Leasing & Management Services segment to Leasing & Fleet Management. These changes reflect the realignment of the Company’s organizational structure and reporting regularly provided to the Company’s chief operating decision maker (CODM) to assess performance and allocate resources. These changes had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to reflect the Company’s new reportable segments. See Note 17 – Segment Information to the Consolidated Financial Statements for additional information on the Company’s reportable segments.

Note 2 — Summary of Significant Accounting Policies

Principles of consolidation - The financial statements include the accounts of the Company and its subsidiaries in which it has a controlling interest. All intercompany transactions and balances are eliminated upon consolidation.

Unclassified balance sheet - The balance sheets of the Company are presented in an unclassified format as a result of significant leasing activities for which the current or non-current distinction is not relevant. In addition, the activities of the Manufacturing and Leasing & Fleet Management segments are so intertwined that in the opinion of management, any attempt to separate the respective balance sheet categories would not be meaningful and may lead to the development of misleading conclusions by the reader.

Foreign currency translation - Certain operations outside the U.S. prepare financial statements in currencies other than the U.S. Dollar. Revenues and expenses are translated at monthly average exchange rates during the year, while assets and liabilities are translated at year-end exchange rates. Translation adjustments are recorded in Other comprehensive income (loss) and accumulated as a separate component of equity.

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

Accounts receivable - Accounts receivable consists of receivables from customers and receivables from related parties (see Note 15 - Related Party Transactions to the Consolidated Financial Statements) and is stated net of allowance for credit losses of $6.5 million and $3.6 million as of August 31, 2025 and 2024, respectively.

	Year Ended August 31,
(In millions)	2025	2024	2023
Allowance for credit losses
Balance at beginning of period	$3.6	$2.8	$2.3
Additions, net of reversals	4.6	0.8	0.5
Usage	(1.8)	(0.1)	(0.2)
Currency translation effect	0.1	0.1	0.2
Balance at end of period	$6.5	$3.6	$2.8

Inventories - Inventories are valued at the lower of cost or net realizable value using the first-in first-out method. Work-in-process includes material, labor and overhead. Finished goods includes completed wheels, component parts and finished railcars in transit or not on lease.

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

As of August 31, 2025, investments in unconsolidated affiliates include the Company’s 60% interest in Greenbrier-Maxion, 29.5% interest in Amsted-Maxion Cruzeiro (which owns 40% of Greenbrier-Maxion) and 41.9% interest in Axis. The Company does not consolidate Greenbrier-Maxion for financial reporting purposes and accounts for its interest under the equity method of accounting as the entity's governance provisions require that all significant decisions of Greenbrier-Maxion are subject to shared consent of its shareholders.

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

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived asset groups may not be recoverable, the assets are evaluated for impairment. If the forecasted undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value is recognized. The Company recorded $24.2 million as impairment of long-lived assets for the year ended August 31, 2023. No impairment of long-lived assets was recorded in the years ended August 31, 2025 and 2024. See Note 4 - Divestitures to the Consolidated Financial Statements for additional information.

Goodwill - Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if indicators of impairment arise. The Company reviews goodwill for impairment annually using either a qualitative assessment or a quantitative goodwill impairment test. If the qualitative assessment is selected and the Company determines that the fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. For reporting units where the Company performs the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. No impairment of goodwill was recorded in the years ended August 31, 2025, 2024, and 2023. See Note 7 - Goodwill to the Consolidated Financial Statements for additional information.

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

Greenbrier-Astra Rail B.V. was formed with Astra Holdings GmbH (Astra) in 2017 to combine the Company’s existing European operations in Poland and Astra's operations in Romania. Greenbrier-Astra Rail B.V. is controlled by the Company with an approximate 75% interest. Astra received a put option to sell its entire noncontrolling interest to the Company at an exercise price equal to the higher of fair value or a defined earnings before interest, taxes, depreciation and amortization (EBITDA) multiple as measured on the exercise date. During 2022, the option was extended to be exercisable 30 business days prior to and up until June 1, 2026. The Company consolidates Greenbrier-Astra Rail B.V. for financial reporting purposes and includes the noncontrolling interest in the mezzanine section of the Consolidated Balance Sheet in Contingently redeemable noncontrolling interest. The carrying value of the noncontrolling interest cannot be less than the maximum redemption amount, which is the amount Greenbrier will settle the put option for if exercised.

During 2024, the Company recorded a noncash $16.2 million redemption value adjustment to Contingently redeemable noncontrolling interest and Retained earnings to reduce the carrying value to the maximum redemption amount. During 2023, the Company recorded a noncash $26.3 million redemption value adjustment to Contingently redeemable noncontrolling interest and Retained earnings to increase the carrying value to the maximum redemption amount. The changes in the maximum redemption amounts in 2023 and 2024 were primarily attributed to industry and entity-specific indicators which impacted the estimated future cash flows of Greenbrier-Astra Rail B.V. There were no redemption value adjustments in 2025.

Net earnings attributable to noncontrolling interest on the Company’s Consolidated Statement of Income represents the Company’s partners’ share of results from operations.

Accumulated other comprehensive loss – Accumulated other comprehensive loss (AOCL), net of tax as appropriate, consisted of the following:

(In millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, August 31, 2022	$13.0	$(57.4)	$(1.2)	$(45.6)
Other comprehensive income (loss) before reclassifications	23.1	25.3	(1.0)	47.4
Amounts reclassified from AOCL	(9.1)	—	—	(9.1)
Balance, August 31, 2023	$27.0	$(32.1)	$(2.2)	$(7.3)
Other comprehensive income (loss) before reclassifications	2.9	(14.9)	—	(12.0)
Amounts reclassified from AOCL	(14.7)	—	—	(14.7)
Balance, August 31, 2024	$15.2	$(47.0)	$(2.2)	$(34.0)
Other comprehensive income (loss) before reclassifications	7.3	9.6	(0.6)	16.3
Amounts reclassified from AOCL	(13.5)	—	—	(13.5)
Balance, August 31, 2025	$9.0	$(37.4)	$(2.8)	$(31.2)

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

The Company also operates a network of facilities in North America that provide wheel and axle servicing and products, railcar maintenance services and produces a variety of component parts for the rail industry. Wheels revenue is recognized when wheelsets are shipped to the customer. Parts revenue is recognized upon shipment of the component parts to the customers. Maintenance revenue is typically recognized over time using the cost input method, based on progress toward contract completion measured by actual costs incurred to date in relation to the estimate of total expected costs. This method best depicts the Company’s performance in servicing the railcars for the customer. Maintenance services are typically completed in less than 90 days.

Leasing & Fleet Management

The Company owns a fleet of new and used railcars which are leased to third-party customers. Lease revenue is recognized over the lease-term in the period in which it is earned.

Syndication transactions represent new and used railcars which have been placed on lease to a customer and which the Company sells to an investor with the lease attached. At the time of such sale, revenue and cost of revenue is allocated between the Manufacturing segment and Leasing & Fleet Management segment based on the relative standalone selling price of the product and services provided. The Company utilizes both ASC 842, Leases and ASC 606, Revenue from Contracts with Customers when evaluating retained risk of services and other performance obligations in conjunction with selling railcars with a lease attached as part of the syndication model.

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

	For the Year Ended August 31,
(In millions)	2025	2024	2023
Interest and foreign exchange:
Interest and other expense, net	$79.3	$93.9	$79.2
Foreign exchange (gain) loss, net	(3.6)	6.9	6.2
	$75.7	$100.8	$85.4

Foreign exchange contracts - Foreign operations give rise to risks from fluctuations in foreign currency exchange rates. Foreign exchange contracts with established financial institutions are used to hedge a portion of such risk. Realized and unrealized gains and losses on effective hedges are deferred in Other comprehensive income (loss) and recognized in earnings concurrent with the hedged transaction or when the occurrence of the hedged transaction is no longer considered probable. Ineffectiveness is measured and any gain or loss is recognized in foreign exchange (gain) loss. Even though foreign exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains, which may affect operating results. In addition, there is risk for counterparty non-performance.

Interest rate instruments - Interest rate swap agreements are used to reduce the impact of changes in interest rates on certain debt. The net cash amounts paid or received under the agreements are recognized as an adjustment to interest expense.

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2025, 2024 and 2023 were $5.5 million, $5.2 million and $4.0 million, respectively, included in Selling and administrative expenses.

Net earnings per share - Basic EPS is calculated using weighted average basic common shares outstanding.

Diluted EPS is calculated using the if-converted method, associated with shares underlying the 2024 and 2028 2.875% Convertible notes, and the treasury stock method associated with performance based restricted stock units subject to performance criteria.

Stock-based compensation - Stock based compensation expense consists of restricted stock units. Restricted stock units are accounted for as equity based awards (see Note 13 - Equity to the Consolidated Financial Statements). The

value of stock-based compensation awards is amortized as compensation expense from the date of grant through the vesting period. Forfeitures are recognized as they occur.

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

Recently Adopted Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. The Company adopted ASU 2023-07 in 2025 on a retrospective basis. The adoption of ASU 2023-07 did not have a material impact on the financial statements, but resulted in expanded reportable segment disclosures.

Recently Issued Accounting Pronouncements

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

The opening and closing balances of the Company’s contract balances are as follows:

(In millions)	Balance sheet classification	August 31, 2025	August 31, 2024	$ change
Contract assets	Accounts receivable, net	$5.9	$6.7	$(0.8)
Contract assets	Inventories	$9.4	$10.8	$(1.4)
Contract liabilities [1]	Deferred revenue	$40.1	$54.6	$(14.5)

1 Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the years ended August 31, 2025 and 2024 the Company recognized $39.9 million and $22.9 million of revenue, respectively, that was included in Contract liabilities as of August 31, 2024 and 2023.

Performance obligations

As of August 31, 2025, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated transaction prices related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(In millions)	August 31, 2025
Revenue type:
Manufacturing – Railcar sales	$1,448.7
Manufacturing – Railcar maintenance	$55.3
Fleet management	$131.8

Based on current production and delivery schedules and existing contracts, approximately $1.0 billion of the Manufacturing – Railcar sales amount is expected to be recognized in 2026 while the remaining amount is expected to be recognized in 2027 and beyond. Manufacturing – Railcar maintenance performance obligations are expected to be recognized in 2026. Fleet management includes management and maintenance services contracts of which approximately $84.3 million is expected to be recognized through 2030 and the remaining amount through 2037.

The following table presents the Company's revenue disaggregated by category:

	For the Year Ended August 31,
(In millions)	2025	2024	2023
Manufacturing:
Railcar sales	$2,606.6	$2,952.7	$3,341.4
Railcar maintenance	384.6	359.7	422.7
	2,991.2	3,312.4	3,764.1
Leasing & Fleet Management	249.0	232.3	179.9
Total Revenue	$3,240.2	$3,544.7	$3,944.0

Note 4 – Divestitures

Gunderson

In November 2022, as part of the Company's strategic review of the global business capacity footprint, the Company decided to permanently cease rail production at the Gunderson facility in Portland, Oregon and to explore alternatives to exit marine barge production. Due to the change in future use of the facility, management assessed recoverability of the Gunderson assets in accordance with the Company’s policy on impairment of long-lived assets. Based on an analysis of future undiscounted cash flows associated with these assets, management determined that the carrying value was not recoverable. The carrying amount of the Company’s long-lived assets at the Gunderson facility was $44.0 million and the fair value was $19.8 million as of the impairment date. The Company concluded that an impairment charge was necessary and $24.2 million was recorded within the Manufacturing segment as Asset impairment, disposal and exit costs, net on the Consolidated Statements of Income for the year ended August 31, 2023.

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

Rayvag

In August 2023, Greenbrier-Astra Rail B.V. sold its approximately 68% ownership interest in Rayvag, a railcar manufacturing company based in Adana, Türkiye. The Company deconsolidated Rayvag and its noncontrolling interest and recorded a $3.7 million gain on sale, which is recorded within the Manufacturing segment as Asset impairment, disposal, and exit costs, net on the Consolidated Statements of Income for the year ended August 31, 2023.

Total Asset impairment, disposal, and exit costs, net were $46.7 million for the year ended August 31, 2023. There were no Asset impairment, disposal, and exit costs, net for the years ended August 31, 2025 and 2024.

Note 5 — Inventories

	As of August 31,
(In millions)	2025	2024
Manufacturing supplies and raw materials	$439.4	$532.6
Work-in-process	158.9	152.0
Finished goods	97.7	92.6
Excess and obsolete adjustment	(7.7)	(6.3)
	$688.3	$770.9

	For the Year Ended August 31,
(In millions)	2025	2024	2023
Excess and obsolete adjustment
Balance at beginning of period	$6.3	$17.2	$14.1
Charge to cost of revenue	3.8	1.2	5.4
Disposition of inventory	(2.6)	(12.2)	(2.7)
Currency translation effect	0.2	0.1	0.4
Balance at end of period	$7.7	$6.3	$17.2

Note 6 — Property, Plant and Equipment, net

	As of August 31,
(In millions)	2025	2024
Land and improvements	$71.9	$69.9
Machinery and equipment	722.3	626.5
Buildings and improvements	422.5	366.6
Construction in progress	70.2	155.4
Other	156.3	131.7
	1,443.2	1,350.1
Accumulated depreciation	(716.5)	(638.4)
	$726.7	$711.7

Depreciation expense was $78.3 million, $72.4 million and $71.5 million for the years ended August 31, 2025, 2024 and 2023, respectively.

Note 7 — Goodwill

Changes in the carrying value of goodwill are as follows:

(In millions)	Manufacturing	Leasing & Fleet Management	Total
Balance August 31, 2024	$128.5	$—	$128.5
Translation and other adjustments	1.5	—	1.5
Balance August 31, 2025	$130.0	$—	$130.0

(In millions)	Goodwill
Gross goodwill balance before accumulated goodwill impairment losses and other reductions	$293.8
Accumulated goodwill impairment losses	(138.2)
Accumulated other reductions	(25.6)
Balance August 31, 2025	$130.0

The Company performed its annual goodwill impairment test during the third quarter of 2025. The Company utilized the qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its respective carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic considerations and industry indicators, financial performance, and cost estimates associated with a particular reporting unit. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Based on the qualitative assessment, the Company determined that it was more likely than not that the fair value of each reporting unit with goodwill exceeded its respective carrying value and a quantitative impairment test was not necessary; therefore, the Company concluded that goodwill was not impaired.

As of August 31, 2025, the Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.3 million, the Wheels & Parts reporting unit with a goodwill balance of $42.6 million and the Europe Manufacturing reporting unit with a goodwill balance of $31.1 million.

Note 8 — Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable intangible and other assets balance:

	As of August 31,
(In millions)	2025	2024
Intangible assets subject to amortization:
Customer and supplier relationships	$87.5	$87.5
Accumulated amortization	(74.8)	(72.1)
Other intangible assets	42.3	43.3
Accumulated amortization	(30.1)	(27.2)
	24.9	31.5
Intangible assets not subject to amortization	2.3	2.3
Prepaid and other assets	44.3	52.0
Operating lease ROU assets	84.2	65.1
Nonqualified savings plan investments	59.4	54.5
Debt issuance costs, net	7.2	4.8
Deferred tax assets	41.9	34.2
	$264.2	$244.4

Amortization expense for the years ended August 31, 2025, 2024, and 2023 was $6.3 million, $7.2 million and $8.0 million, respectively. As of August 31, 2025, amortizable intangible assets had a weighted-average remaining useful life of 6.5 years. Amortization expense for the years ending August 31, 2026, 2027, 2028, 2029 and 2030 is expected to be $6.1 million, $5.2 million, $4.2 million, $2.7 million and $1.6 million, respectively.

Note 9 — Accounts Payable and Accrued Liabilities

	As of August 31,
(In millions)	2025	2024
Trade payables	$264.0	$370.7
Other accrued liabilities	113.9	100.4
Operating lease liabilities	84.9	66.0
Accrued payroll and related liabilities	169.0	170.5
Accrued warranty	19.9	23.8
	$651.7	$731.4

Note 10 — Warranty Accrual

	For the Year Ended August 31,
(In millions)	2025	2024	2023
Balance at beginning of period	$23.8	$25.6	$24.0
Charged to cost of revenue	6.0	13.4	6.7
Payments	(10.1)	(15.7)	(5.8)
Currency translation effect	0.2	0.5	0.7
Balance at end of period	$19.9	$23.8	$25.6

Note 11 — Debt, net

Recourse debt is debt where the lender may pursue repayment beyond the value of any pledged collateral and is generally secured by general assets of the Company. Non-recourse debt is debt where the lender’s ability to pursue repayment from the Company is limited to the value of the specific assets collateralized by the debt.

The following table summarizes the Company’s recourse and non-recourse debt balances:

	As of August 31,
(In millions)	2025	2024
Corporate and other – Recourse:
Revolving credit facilities
North America	$5.0	$—
Europe	77.6	46.7
Mexico	70.0	110.0
	152.6	156.7
Corporate senior term debt	250.0	251.7
2.875% Convertible senior notes, due 2028	373.8	373.8
Other notes payable	1.4	3.3
	777.8	785.5
Debt discount and issuance costs	(6.6)	(8.6)
Debt, net — Recourse	771.2	776.9

Lease fleet – Non-recourse:
Leasing warehouse credit facility	222.3	194.9
Leasing senior term debt	308.2	320.5
Leasing GBXL I asset-backed term notes	456.2	471.6
	986.7	987.0
Debt discount and issuance costs	(7.0)	(8.1)
Debt, net — Non-recourse	979.7	978.9
Total Debt, net	$1,750.9	$1,755.8

Corporate and other – Recourse

North American revolving credit facility

As of August 31, 2025, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. The North American credit facility is secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility or the railcar asset-backed securities. The North American credit facility had $389.5 million available for borrowing as of August 31, 2025. Available borrowings are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Outstanding commitments under the North American credit facility included letters of credit which totaled $5.4 million and $5.9 million as of August 31, 2025 and 2024, respectively. Advances bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. The North America credit facility was renewed in May 2025, extending the maturity date from August 2026 to May 2030.

European revolving credit facilities

As of August 31, 2025, lines of credit totaling $98.3 million secured by certain of the Company’s European assets, were available for working capital needs of the Company’s European manufacturing operations. The European credit facilities had $20.7 million available for borrowing as of August 31, 2025. The European lines of credit include $35.1 million which is guaranteed by the Company. The European credit facilities have variable rates that range from WIBOR plus 1.10% to WIBOR plus 1.40% and EURIBOR plus 1.90%. European credit facilities are regularly renewed and currently have maturities that range from October 2025 through September 2026.

Mexican revolving credit facilities

As of August 31, 2025, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $156.0 million for working capital needs, $56.0 million of which the Company and its joint venture partner have each guaranteed 50%. The Mexican credit facilities had $86.0 million available for borrowing as of August 31, 2025. Advances under these facilities bear interest at variable rates that range from SOFR plus 1.96% to SOFR plus 4.25%. The Mexican credit facilities have maturities that range from June 2026 through March 2027.

Corporate senior term debt

The Corporate senior term debt bears a floating interest rate of SOFR plus 1.50% plus 0.10% as a SOFR adjustment. Interest rate swap agreements cover approximately 75% of the principal balance to swap the floating interest rate to fixed rates. Principal payments of $3.1 million are to be paid quarterly in arrears with a balloon payment of $190.6 million due upon maturity. The Corporate senior term debt was amended in May 2025 on similar terms, extending the maturity date from August 2026 to May 2030.

2.875% Convertible senior notes, due 2028 (2028 Convertible Notes)

The 2028 Convertible Notes bear interest at a fixed rate of 2.875%, paid semiannually in arrears on April 15th and October 15th. Issuance costs are amortized using the effective interest rate method through 2028 and the amortization expense is included in Interest and foreign exchange on the Company's Consolidated Statements of Income. As of August 31, 2025, the effective interest rate was 5.75%. The convertible notes mature on April 15, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The notes are convertible into shares of the Company’s common stock, at a conversion rate of 18.1496 shares of common stock per $1,000 principal amount which is equivalent to a conversion price of approximately $55.10 per share as of August 31, 2025. The conversion rate and the resulting conversion price are subject to adjustment in certain events, such as distributions, dividends or stock splits. Conversion of the par value of the note will be settled in cash, with any premium convertible in cash or shares at the Company’s option. Upon a conversion of the notes, the Company may elect to pay or deliver, as the case may be, cash and, if applicable, shares of the Company’s common stock, as provided in the 2028 Notes Indenture (as defined below). As of August 31, 2025, the Company has reserved approximately 8.1 million shares for issuance upon conversion of these notes.

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

Lease fleet – Non-recourse

Leasing warehouse credit facility

As of August 31, 2025, a $450.0 million non-recourse warehouse credit facility existed to support the operations of our leasing business in North America. Advances under the warehouse credit facility are secured by a pool of leased railcars and bear interest at SOFR plus 1.70%. As of August 31, 2025, interest rate swap agreements cover 91% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Leasing senior term debt

The Leasing senior term debt is secured by a pool of leased railcars and is non-recourse to Greenbrier. The Leasing senior term debt bears interest at a rate of SOFR plus 1.625% plus 0.10% as a SOFR adjustment, with principal of $3.1 million paid quarterly in arrears and a balloon payment of $283.7 million due upon maturity in August 2027. Interest rate swap agreements cover nearly 100% of the principal balance to swap the floating interest rate to fixed rates.

Leasing GBXL I asset-backed term notes

GBX Leasing 2022-1 LLC (GBXL I or Issuer) was formed as a wholly owned special purpose entity (SPE) of GBX Leasing, LLC to securitize leased railcar assets. GBXL I issued $323.3 million of term notes in February 2022 (2022 GBXL Notes) and $178.5 million of term notes in November 2023 (2023 GBXL Notes), which are secured by a portfolio of railcars and associated operating leases and other assets, acquired and owned by GBXL I. Greenbrier Management Services, LLC (GMS) entered into certain agreements relating to the management and servicing of the Issuer’s assets. The Company evaluated the accounting for the transaction and concluded that, based on its equity investment in the Issuer combined with GMS’s capacity as servicer, the Company is the primary beneficiary of the SPE and therefore consolidates the SPE for financial reporting purposes.

Issued debt of GBXL I includes:

•
GBXL I Series 2022-1 Class A Secured Railcar Equipment Notes (2022 Class A Notes) with a principal balance of $262.6 million as of August 31, 2025 and GBXL I Series 2022-1 Class B Secured Railcar Equipment Notes (2022 Class B Notes) with a principal balance of $20.7 million as of August 31, 2025, collectively the 2022 GBXL Notes; and
•
GBXL I Series 2023-1 Class A Secured Railcar Equipment Notes (2023 Class A Notes) with a principal balance of $153.7 million as of August 31, 2025 and GBXL I Series 2023-1 Class B Secured Railcar Equipment Notes (2023 Class B Notes) with a principal balance of $19.2 million as of August 31, 2025, collectively the 2023 GBXL Notes.

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

If the principal amount of the 2023 GBXL Notes and 2022 GBXL Notes has not been repaid in full by the anticipated repayment date, then the Issuer will also be required to pay additional interest to the holders at a rate equal to 4.00% per annum. The GBXL Notes are obligations of the Issuer only and are non-recourse to Greenbrier. The GBXL Notes are subject to a Master Indenture between the Issuer and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the Series 2022-1 Supplement dated February 9, 2022 and the Series 2023-1 Supplement dated November 20, 2023. The GBXL Notes may be subject to acceleration upon the occurrence of certain events of default.

The following table summarizes the Issuer's net carrying amount of the assets transferred and the related debt.

	As of August 31,
(In millions)	2025	2024
Assets
Restricted cash	$7.6	$0.3
Equipment on operating leases, net	609.7	651.0
Liabilities
Debt, net — Non-recourse	$449.6	$464.5

As of August 31, 2025, contractual maturities of recourse and non-recourse debt are as follows:

(In millions)
Year ending August 31,
2026	$183.3
2027	334.6
2028	401.3
2029	26.8
2030	438.3
Thereafter	380.2
$1,764.5

The recourse and non-recourse debt contains certain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into capital leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest and rent) coverage.

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

At August 31, 2025 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros; and the purchase of Mexican Pesos and the sale of U.S. Dollars aggregated to $412.0 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through March 2027, any such gain or loss remaining will be recognized in manufacturing revenue or cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in AOCL would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At August 31, 2025 exchange rates, approximately $0.2 million would be credited to revenue in the next year.

At August 31, 2025, interest rate swap agreements maturing from August 2027 through March 2032 had notional amounts that aggregated to $687.8 million. The fair value of the contracts are included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from AOCL and charged or credited to interest expense. At August 31, 2025 interest rates, approximately $6.9 million would be credited to interest expense in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,
		2025	2024		2025	2024
(In millions)	Balance sheet caption	Fair Value	Fair Value	Balance sheet caption	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$5.4	$4.3	Accounts payable and accrued liabilities	$2.9	$0.1
Interest rate swap contracts	Accounts receivable, net	13.6	19.7	Accounts payable and accrued liabilities	0.7	1.3
		$19.0	$24.0		$3.6	$1.4

The Effect of Derivative Instruments on Accumulated Other Comprehensive Loss

Derivatives in cash flow hedging relationships	Gain (loss) recognized in Other comprehensive income (loss) Year ended August 31,			Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income Year ended August 31,
(In millions)	2025	2024	2023		2025	2024	2023
Foreign exchange contracts	$1.5	$3.4	$5.6	Revenue	$3.9	$2.5	$(0.2)
Foreign exchange contracts	0.1	(0.6)	2.0	Cost of revenue	0.1	(0.5)	2.2
Interest rate swap contracts	6.9	0.4	24.8	Interest and foreign exchange	12.8	16.7	10.8
	$8.5	$3.2	$32.4		$16.8	$18.7	$12.8

The Effect of Derivative Instruments on the Consolidated Statements of Income

Derivatives in cash flow hedging relationships	Location of gain (loss)	Gain (loss) recognized in income on derivatives Year ended August 31,
(In millions)		2025	2024	2023
Foreign exchange contracts	Interest and foreign exchange	$(0.3)	$0.1	$—

The following table presents the location and amounts in the Consolidated Statements of Income in which the effects of derivatives in cash flow hedging relationships were recorded:

	For the Year Ended August 31,
(In millions)	2025	2024	2023
Total Revenue	$3,240.2	$3,544.7	$3,944.0
Gain (loss) on cash flow hedges in Revenue
Foreign exchange contracts:
Gain (loss) reclassified from AOCL	$3.9	$2.5	$(0.2)
Amount excluded from effectiveness testing	$3.1	$2.5	$2.0

Total Cost of revenue	$2,632.7	$2,986.2	$3,502.9
Gain (loss) on cash flow hedges in Cost of revenue
Foreign exchange contracts:
Gain (loss) reclassified from AOCL	$0.1	$(0.5)	$2.2
Amount excluded from effectiveness testing	$—	$0.9	$0.6

Total Interest and foreign exchange	$75.7	$100.8	$85.4
Gain (loss) on cash flow hedges in Interest and foreign exchange
Interest rate swap contracts:
Gain reclassified from AOCL	$12.8	$16.7	$10.8

Note 13 — Equity

Stock Incentive Plan

The 2021 Stock Incentive Plan was approved by shareholders on January 6, 2021. The plan replaced the 2017 Amended and Restated Stock Incentive Plan. The 2021 Stock Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, restricted stock units and stock appreciation rights. As of August 31, 2025, 2.2 million shares were authorized under the 2021 Stock Incentive Plan, which includes 0.7 million shares previously reserved under the 2017 Amended and Restated Stock Incentive Plan.

On August 31, 2025, there were 0.8 million shares available for grant compared to 1.0 million and 1.2 million shares available for grant as of August 31, 2024 and 2023, respectively. There are no stock options, restricted shares, or stock appreciation rights outstanding as of August 31, 2025. The Company currently grants restricted stock units. Shares associated with restricted stock unit awards are not considered legally outstanding shares of common stock until they are issued following vesting. Restricted stock unit awards, including performance based awards, are entitled to participate in dividends.

During the years ended August 31, 2025, 2024, and 2023, the Company awarded restricted stock unit grants totaling 0.3 million, 0.4 million, and 0.5 million shares, respectively, which include performance based grants and dividend equivalent rights. For performance based awards granted during the years ended August 31, 2025, 2024, and 2023, the performance metrics included the Company’s total shareholder return relative to a designated peer group (Relative TSR), weighted 20%, in addition to an EBITDA metric, weighted 60%, and a return on invested capital (ROIC) metric, weighted 20%. Performance based award share payouts depend on the extent to which the performance goal has been achieved. The number of shares that a participant receives is equal to the award granted multiplied by a payout factor, which ranges from 0% to a maximum of 200%.

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

	For the Year Ended August 31,
	2025	2024	2023
Expected share price volatility (GBX)	44.8%	45.0%	54.0%
Risk-free rate of return	3.9%	5.0%	4.4%

The fair value of awards granted was $17.5 million, $17.3 million, and $12.4 million for the years ended August 31, 2025, 2024 and 2023, respectively. The grant date fair value of stock awarded under restricted stock unit grants is amortized as compensation expense over the vesting period of one to three years. Compensation expense recognized related to restricted stock unit grants for the years ended August 31, 2025, 2024 and 2023 was $17.5 million, $17.1 million, and $12.1 million, respectively, and was recorded in Selling and administrative and Cost of revenue on the Consolidated Statements of Income. Unamortized compensation cost related to restricted stock unit grants was $18.0 million as of August 31, 2025, which is expected to be recognized over a weighted average period of approximately two years.

During the year ended August 31, 2025, a total of 0.4 million restricted stock units vested, including shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. The following table summarizes the activity for the Company’s restricted stock unit grants, including performance based grants, under the 2021 Stock Incentive Plan:

(in thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2024	901	$38.47
Granted [1]	312	$56.00
Incremental shares earned for performance [2]	55	$47.72
Vested [3]	(363)	$43.02
Forfeited	(55)	$35.82
Outstanding as of August 31, 2025	850	$43.71

1 Includes 143 thousand time-based and 169 thousand performance-based restricted stock unit awards.

2 For the 2022-2024 performance period, incremental shares earned includes 55 thousand additional shares awarded to participants based on the EBITDA criteria for which actual performance resulted in a payout above target.

3 Includes 171 thousand time-based and 192 thousand performance-based restricted stock units.

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

During the year ended August 31, 2025, the Company purchased a total of 517 thousand shares for $22.2 million under the current authorization of the share repurchase program. As of August 31, 2025, the amount remaining for repurchase under the current authorization of the share repurchase program was $77.8 million. During the years ended August 31, 2024 and 2023, the Company purchased 38 thousand shares for $1.3 million and 1.9 million shares for $56.9 million, respectively. Excise tax on shares repurchased is assessed at one percent of the fair market value of net shares repurchased and does not reduce the remaining share repurchase authorization. For the years ended August 31, 2025 and 2023, the Company recorded excise tax on shares repurchased of $0.1 million and $0.5 million, respectively, to Additional paid-in capital. No excise tax was recorded on shares repurchased for the year ended August 31, 2024.

Note 14 — Earnings Per Share

The shares used in the computation of the Company’s basic and diluted earnings per common share are reconciled as follows:

	Year Ended August 31,
(In thousands)	2025	2024	2023
Weighted average basic common shares outstanding	31,171	31,102	31,983
Dilutive effect of 2.875% Convertible notes, due 2024 [1]	N/A	345	824
Dilutive effect of 2.875% Convertible notes, due 2028 [2]	—	—	—
Dilutive effect of restricted stock units [3]	968	916	992
Weighted average diluted common shares outstanding	32,139	32,363	33,799

1 The 2.875% Convertible notes due 2024 were retired on February 1, 2024.

2 The dilutive effect of the 2.875% Convertible notes, due 2028 was excluded for the years ended August 31, 2025, 2024 and 2023 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

3 Restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Basic EPS is computed by dividing Net earnings attributable to Greenbrier by weighted average basic common shares outstanding.

For the years ended August 31, 2025, 2024, and 2023, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024, during the periods in which they were outstanding, and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

(In millions, except number of shares which are reflected in	Year Ended August 31,
thousands and per share amounts)	2025	2024	2023
Net earnings attributable to Greenbrier	$204.1	$160.1	$62.5
Weighted average basic common shares outstanding	31,171	31,102	31,983
Basic earnings per share	$6.55	$5.15	$1.95

Net earnings attributable to Greenbrier	$204.1	$160.1	$62.5
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	—	0.5	1.2
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	$204.1	$160.6	$63.7
Weighted average diluted common shares outstanding	32,139	32,363	33,799
Diluted earnings per share (1)	$6.35	$4.96	$1.89

1 Diluted earnings per share for the year ended August 31, 2024 and 2023 was calculated as follows:

Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024

Weighted average diluted common shares outstanding

Note 15 — Related Party Transactions

The Company has a 41.9% interest in Axis, a joint venture. The Company purchased $9.4 million, $8.8 million and $8.7 million of railcar components from Axis during the years ended August 31, 2025, 2024 and 2023, respectively.

The Company held a 40% interest in the common equity of an unconsolidated affiliate that bought and sold railcar assets that are leased to third parties. As of August 31, 2023, the Company no longer held an investment in this entity. Upon sale of railcars to this entity from Greenbrier, 60% of the related revenue and margin was recognized and 40% was deferred until the railcars were ultimately sold by the entity. The Company recognized $15.1 million in Revenue on railcars sold out of the leasing warehouse during the year ended August 31, 2023.

Note 16 — Income Taxes

Components of income tax expense were as follows:

	For the Year Ended August 31,
(In millions)	2025	2024	2023
Current
Federal	$8.4	$2.0	$7.4
State	1.8	2.2	2.7
Foreign	35.2	38.8	9.7
	45.4	43.0	19.8
Deferred
Federal	47.5	14.6	7.9
State	8.2	0.1	0.6
Foreign	(7.7)	(2.0)	(3.4)
	48.0	12.7	5.1
Change in valuation allowance	(2.0)	6.3	(0.3)
Income tax expense	$91.4	$62.0	$24.6

Earnings before income tax and earnings from unconsolidated affiliates for the years ended August 31, 2025, 2024 and 2023 were $255.3 million, $111.4 million and $32.2 million, respectively, for our domestic U.S. operations and $29.1 million, $112.3 million and $58.8 million, respectively for our foreign operations.

The reconciliation between effective and statutory tax rates on operations is as follows:

	For the Year Ended August 31,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.0	1.4	3.0
Foreign operations	2.0	4.6	6.2
U.S. tax on foreign earnings	0.7	2.3	4.5
U.S. impact of foreign branch	2.3	(1.9)	—
Permanent differences	1.2	4.0	(5.8)
BEAT and minimum taxes	4.4	0.5	1.6
Change in valuation allowance	(0.8)	2.8	(0.5)
Unrecognized tax benefits	0.3	0.7	1.4
Noncontrolling interest in flow-through entity	(0.3)	(0.3)	(2.7)
Credits	(0.8)	(4.7)	0.1
Other	0.1	(2.7)	(1.8)
Effective tax rate	32.1%	27.7%	27.0%

Due to the enactment of the Coronavirus Aid, Relief and Economic Security (CARES) Act in 2020, the Company filed a Federal claim to carryback fiscal year 2021 tax losses to the fiscal years 2016 through 2018, allowing the recovery of Federal income taxes previously paid at rates of 35.0% or 25.7%, rather than the current Federal rate of

21.0% in effect beginning with the fiscal year 2019. As of August 31, 2025, income taxes receivable includes a balance of $22.9 million related to the carryback of the 2021 loss.

On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). As a result, we recorded an increase of deferred tax liabilities and decrease of income tax payable related to the provisions for 100% bonus depreciation on assets placed in service after January 19, 2025. Additionally, our effective tax rate increased due to the impact of non-deductible depreciation in the calculation of our BEAT liability. Many other provisions of the OBBBA will take effect in future tax years, and we are currently assessing their potential impact.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	As of August 31,
(In millions)	2025	2024
Deferred tax assets:
Accrued payroll and related liabilities	$32.7	$35.0
Accrued liabilities	5.2	3.5
Deferred revenue	11.2	6.7
Inventories and other	15.8	7.7
Maintenance and warranty accruals	4.8	5.5
Lease liability	18.8	14.7
Interest expense	15.5	13.4
Net operating losses	21.2	35.9
Investment, asset tax credits and other	16.3	16.2
	141.5	138.6
Valuation allowance	(13.9)	(15.9)
Deferred tax liabilities:
Fixed assets	(234.3)	(187.2)
Intangibles	(3.6)	(5.6)
Right-of-use asset	(18.5)	(14.4)
Other	(9.5)	(11.5)
	(265.9)	(218.7)
Net deferred tax liability	$(138.3)	$(96.0)

As of August 31, 2025, the Company had $5.6 million of federal net operating loss carryforwards that do not expire, $16.3 million of federal credit carryforwards that will begin to expire in 2028, $40.2 million of state net operating loss carryforwards that do not expire, $108.5 million of state net operating loss carryforwards that will begin to expire in 2031, $16.1 million of foreign net operating loss carryforwards that begin to expire in 2027 and $27.8 million of foreign net operating loss carryforwards that do not expire. The Company has placed a valuation allowance of $13.9 million against the deferred tax assets for which a benefit is not more likely than not to be realized, including those for loss and credit carryforwards unlikely to be used before their expiration dates or where the possibility of utilization is remote. The net decrease in the total valuation allowance was approximately $2.0 million for the year ended August 31, 2025.

The Company's cumulative undistributed foreign earnings, if repatriated, would be accompanied by foreign withholdings taxes. However, the Company does not intend to repatriate these foreign earnings and continues to assert that its foreign earnings are indefinitely reinvested. As a result, it has not recorded a liability for foreign withholding taxes associated with undistributed foreign earnings. The determination of the unrecognized deferred tax liability on these earnings is not practicable due to the complexity and variety of assumptions necessary to estimate the tax.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For the Year Ended August 31,
(In millions)	2025	2024	2023
Unrecognized Tax Benefit – Opening Balance	$3.1	$1.7	$0.4
Gross increases – tax positions in prior period	0.5	1.8	1.3
Lapse of statute of limitations	—	(0.4)	—
Unrecognized Tax Benefit – Ending Balance	$3.6	$3.1	$1.7

All unrecognized tax benefits, when recognized, would impact the effective tax rate.

Interest and penalties related to income taxes are classified as a component of Income tax expense. As of August 31, 2025 and 2024, the total amount of accrued interest was $1.2 million and $0.8 million, respectively. Income tax expense for the years ended August 31, 2025, 2024 and 2023 included interest expense related to unrecognized tax benefits of $0.4 million, $0.2 million and $0.5 million, respectively.

The Company has not accrued any penalties on the unrecognized tax benefits and anticipates a decrease of approximately $1.3 million within the next twelve months relating to settlements with taxing authorities. The Company is subject to taxation in the U.S. and in various states and foreign jurisdictions. The Company is effectively no longer subject to U.S. Federal examination for fiscal years ending before 2022, to state and local examinations before 2021, or to foreign examinations before 2017. The Company currently has ongoing examinations in Poland and Romania.

Note 17 — Segment Information

The Company operates in two reportable segments: Manufacturing and Leasing & Fleet Management. See Note 1 - Nature of Operations to the Consolidated Financial Statements for additional information on the change in the Company’s reportable segments effective September 1, 2024. Prior period segment results have been recast to reflect the Company’s new reportable segments.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s CODM is Greenbrier’s President and Chief Executive Officer. Segment earnings from operations is the measure of profit or loss used by the CODM. As part of the Company’s budgeting and forecasting process, the CODM uses Segment earnings from operations to allocate capital and resources to each segment and considers variances from budget, forecasts, and prior period results to assess current period performance for each segment. Segment earnings from operations includes all revenues, expenses, and net gains or losses on asset dispositions that are directly attributable to each segment. Corporate expenses include selling and administrative costs not directly attributable to the reportable segments due to the Company’s integrated business model and therefore are not allocated to Segment earnings from operations. The Company does not allocate Interest and foreign exchange, Earnings from unconsolidated affiliates, or Income tax benefit (expense) for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes, which includes the significant expense categories that are regularly reviewed by the CODM.

	For the Year Ended August 31, 2025
(In millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$2,991.2	$249.0	$3,240.2
Intersegment revenue	98.9	0.6	99.5
	3,090.1	249.6	3,339.7
Elimination of intersegment revenues			(99.5)
Total consolidated revenues			$3,240.2
Cost of revenue
Cost of revenue from external customers	2,556.6	76.1	2,632.7
Intersegment cost of revenue	84.7	0.6	85.3
	2,641.3	76.7	2,718.0
Elimination of intersegment margin	(14.2)	—	(14.2)
Margin	434.6	172.9	607.5
Selling and administrative	106.3	29.0
Net loss (gain) on disposition of equipment	0.8	(16.7)
Segment earnings from operations	$327.5	$160.6	$488.1

	For the Year Ended August 31, 2024
(In millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$3,312.4	$232.3	$3,544.7
Intersegment revenue	237.0	1.0	238.0
	3,549.4	233.3	3,782.7
Elimination of intersegment revenues			(238.0)
Total consolidated revenues			$3,544.7
Cost of revenue
Cost of revenue from external customers	2,913.0	73.2	2,986.2
Intersegment cost of revenue	212.1	0.9	213.0
	3,125.1	74.1	3,199.2
Elimination of intersegment margin	(24.9)	(0.1)	(25.0)
Margin	399.4	159.1	558.5
Selling and administrative	90.3	33.6
Net loss (gain) on disposition of equipment	0.4	(13.5)
Segment earnings from operations	$308.7	$139.0	$447.7

	For the Year Ended August 31, 2023
(In millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$3,764.1	$179.9	$3,944.0
Intersegment revenue	282.9	1.2	284.1
	4,047.0	181.1	4,228.1
Elimination of intersegment revenues			(284.1)
Total consolidated revenues			$3,944.0
Cost of revenue
Cost of revenue from external customers	3,447.4	55.5	3,502.9
Intersegment cost of revenue	254.2	0.9	255.1
	3,701.6	56.4	3,758.0
Elimination of intersegment margin	(28.7)	(0.3)	(29.0)
Margin	316.7	124.4	441.1
Selling and administrative	95.5	33.8
Net gain on disposition of equipment	(3.3)	(12.7)
Asset impairment, disposal, and exit costs, net	46.7	—
Segment earnings from operations	$177.8	$103.3	$281.1

Reconciliation of Segment earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	For the Year Ended August 31,
(In millions)	2025	2024	2023
Segment earnings from operations
Manufacturing	$327.5	$308.7	$177.8
Leasing & Fleet Management	160.6	139.0	103.3
	488.1	447.7	281.1
Corporate	128.0	123.2	104.7
Earnings from operations	360.1	324.5	176.4
Interest and foreign exchange	75.7	100.8	85.4
Earnings before income tax and earnings from unconsolidated affiliates	$284.4	$223.7	$91.0

The following table presents selected financial information by segment.

	Year Ended August 31,
(In millions)	2025	2024	2023
Assets:
Manufacturing	$2,085.9	$2,172.4	$2,141.4
Leasing & Fleet Management	1,858.4	1,633.6	1,458.1
Unallocated, including cash	416.3	448.5	378.9
	$4,360.6	$4,254.5	$3,978.4
Depreciation and amortization:
Manufacturing	$78.4	$72.1	$70.8
Leasing & Fleet Management	43.1	43.5	35.5
	$121.5	$115.6	$106.3
Capital expenditures:
Manufacturing	$139.9	$121.3	$89.2
Leasing & Fleet Management	140.5	277.0	272.9
	$280.4	$398.3	$362.1

The following table summarizes selected geographic information.

	Year Ended August 31,
(In millions)	2025	2024	2023
Revenue [1]:
U.S.	$2,431.3	$2,787.5	$3,235.3
Foreign	808.9	757.2	708.7
	$3,240.2	$3,544.7	$3,944.0
Assets:
U.S.	$2,994.3	$2,775.4	$2,593.4
Mexico	1,019.7	1,145.3	1,084.3
Europe	346.6	333.8	300.7
	$4,360.6	$4,254.5	$3,978.4

1 Revenue is presented on the basis of geographic location of customers.

Note 18 — Customer Concentration

Customer concentration is defined as a single customer that accounts for more than 10% of Consolidated Revenue or Accounts receivable, net. In 2025, revenue from two customers represented 14% and 12% of Consolidated Revenue. In 2024, revenue from one customer represented 10% of Consolidated Revenue. In 2023, revenue from two customers represented 21% and 10% of Consolidated Revenue. No other customers accounted for more than 10% of Consolidated Revenue for the years ended August 31, 2025, 2024, or 2023. No customers had a balance that individually equaled or exceeded 10% of the Consolidated Accounts receivable, net balance at August 31, 2025. One customer had a balance that individually equaled or exceeded 10% of Accounts receivable, net, representing 14% of the Consolidated Accounts receivable, net balance at August 31, 2024.

Note 19 — Lease Commitments

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $123.0 million, $93.4 million and $68.0 million as of August 31, 2025, 2024, and 2023, respectively. Depreciation expense was $36.4 million, $36.0 million and $26.0 million for the years ended August 31, 2025, 2024, and 2023 respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to seven years. Operating lease rental revenues included in the Company’s Consolidated Statements of Income for the years ended August 31, 2025, 2024, and 2023 was $139.2 million, $121.1 million and $91.9 million respectively, which included $22.3 million, $19.9 million, and $19.3 million respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases as of August 31, 2025, will mature as follows:

(In millions)
2026	$117.5
2027	104.2
2028	85.2
2029	66.1
2030	48.5
Thereafter	91.1
$512.6

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the years ended August 31, 2025, 2024, and 2023, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 73 years, with some including options to extend up to 10 years. The Company recognizes a lease liability and corresponding ROU asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at the lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	For the Year Ended August 31,
(In millions)	2025	2024	2023
Operating lease expense	$19.8	$17.3	$13.6
Short-term lease expense	6.1	7.9	9.3
Total	$25.9	$25.2	$22.9

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms as of August 31, 2025 will mature as follows:

(In millions)
2026	$18.8
2027	15.6
2028	14.6
2029	12.6
2030	9.3
Thereafter	29.9
Total lease payments	$100.8
Less: Imputed interest	(15.9)
Total lease obligations	$84.9

The table below presents additional information related to the Company’s operating leases:

	As of August 31,
(In millions)	2025	2024
Weighted average remaining lease term	10.6 years	10.8 years
Weighted average discount rate	4.5%	2.8%

Supplemental cash flow information related to leases were as follows:

	For the Year Ended August 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.4	$17.1	$14.2
ROU assets obtained in exchange for lease liabilities:
Operating leases	$33.6	$8.6	$27.5

Note 20 — Commitments and Contingencies

Portland Harbor Superfund Site

The Company’s former Portland, Oregon manufacturing facility (Portland Property) is located adjacent to the Willamette River. In December 2000, the U.S. Environmental Protection Agency (EPA) classified portions of the Willamette River bed and certain riverbanks known as the Portland Harbor, including the portion fronting the Portland Property, as a federal "National Priority List" or "Superfund" site due to sediment contamination (Portland Harbor Superfund Site). The Company and more than 140 other parties have received a "General Notice" of potential liability from the EPA relating to the Portland Harbor Superfund Site. The letter advised the Company that it may be liable for the costs of investigation and remediation (which liability may be joint and several with other potentially responsible parties) as well as for natural resource damages resulting from releases of hazardous substances to the site. Ten private and public entities, including the Company (the Lower Willamette Group or LWG), signed an Administrative Order on Consent (AOC) to perform a remedial investigation/feasibility study (RI/FS) of the Portland Harbor Superfund Site under EPA oversight, and several additional entities did not sign such consent, but nevertheless contributed financially to the effort. The EPA-mandated RI/FS was produced by the LWG and cost over $110 million during a 17-year period. The Company bore a percentage of the total costs incurred by the LWG in connection with the investigation. The Company’s aggregate expenditure during the 17-year period was not material. Some or all of any such outlay may be recoverable from other responsible parties. The EPA issued its Record of Decision (ROD) for the Portland Harbor Superfund Site on January 6, 2017 and accordingly on October 26, 2017, the AOC was terminated.

The EPA's January 6, 2017 ROD identifies a cleanup remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. The ROD does not address responsibility for the costs of remedial action, nor does it allocate such costs among the potentially responsible parties. The EPA has identified several work areas within the ROD remedial action area. One of the units, currently referred to as the river mile 9 West work area (RM9W) includes river sediments offshore and downstream of the Portland Property. It also includes a large portion of the Portland Property's riverbanks. The ROD does not break down total remediation costs by work area. The EPA requested that potentially responsible parties enter AOCs during 2019 agreeing to conduct remedial design studies. Some parties have signed AOCs, including one party with respect to RM9W. Additionally, at some portions of the Portland Harbor Superfund Site, the EPA is conducting the remedial design work. Remedial action will follow remedial design. The Company has not signed an AOC in connection with remedial design, but is assisting in funding a portion of the RM9W remedial design.

Separate from the process described above, which focused on the type of remediation to be performed at the Portland Harbor Superfund Site and the schedule for such remediation, approximately 100 parties, including the State of Oregon and the federal government, are participating in a non-judicial, mediated allocation process to try to allocate costs associated with remediation of the Portland Harbor Superfund Site. The Company will continue to participate in the allocation process. Approximately 100 additional parties signed tolling agreements related to such allocations. On April 23, 2009, the Company and the other AOC signatories filed suit against 69 other parties due to a possible limitations period for some such claims. Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court for the District of Oregon, Case #3:09-cv-453-PK. All but 12 of these parties elected to sign tolling agreements and be dismissed without prejudice, and the case has been stayed by the court to allow the allocation to proceed, currently through January 14, 2028.

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

On November 20, 2024, the Company, as part of a group of about 60 recipients, received a “Special Notice” letter (SNL) from the EPA. The Company timely responded by the May 30, 2025 response deadline. The EPA routinely sends SNLs when it is ready to formally start negotiations with potentially responsible parties in an effort to reach a settlement to conduct or finance the remedial action. Such letters trigger the start of an enforcement moratorium during which time the EPA agrees not to unilaterally order any potentially responsible parties to conduct the remediation. Under this process, if settlement is reached, the settlement terms will normally be set out in a consent decree that is lodged in federal court. The terms of the SNL that the Company received are settlement confidential. The EPA has publicly stated that it issued the letters now because it wants a seamless transition from the remedial-design phase to the remediation-implementation phase, that more potentially responsible parties may receive such a letter, and that the agency expects the settlement negotiations to take up to two years. Some allocation participants, including the Company, are discussing remedial action consent decree terms with the EPA and the U.S. Department of Justice.

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

On June 9, 2025, the natural resources trustees for the Portland Harbor Superfund Site, consisting of the U.S., on behalf of the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce and the U.S. Department of the Interior; the State of Oregon, on behalf of the Oregon Department of Fish and Wildlife; and several tribes moved to enter two consent decrees that were lodged with the Oregon district court on November 1, 2023 to resolve trustees’ natural resources claims in a complaint filed on the same day. United States of America et al. v ACF Industries LLC et al., U.S. District Court for the District of Oregon, Case #3:23-cv-01603-YY. The Company is not a defendant under the 2023 complaint nor a party to either of the consent decrees. The consent decrees would resolve the defendants’ liability for natural resource damages at the Portland Harbor Superfund Site before the conclusion of the remedial design and allocation processes. On July 28, 2025, the Company, along with several other potentially responsible parties at the Portland Harbor Superfund Site, filed motions to intervene and to oppose the entry of the consent decrees. The court has granted the motions to intervene. Oral argument was held on September 29, 2025. The court has not yet issued an opinion.

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

As of August 31, 2025, the Company had outstanding letters of credit aggregating to $5.4 million associated with performance guarantees, facility leases and workers compensation insurance.

Note 21 – Fair Value Measures

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

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2025 are:

(In millions)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$19.0	$—	$19.0	$—
Nonqualified savings plan investments	59.4	59.4	—	—
Cash equivalents	134.0	134.0	—	—
	$212.4	$193.4	$19.0	$—
Liabilities:
Derivative financial instruments	$3.6	$—	$3.6	$—
			0

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2024 are:

(In millions)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$24.0	$—	$24.0	$—
Nonqualified savings plan investments	54.5	54.5	—	—
Cash equivalents	195.3	195.3	—	—
	$273.8	$249.8	$24.0	$—
Liabilities:
Derivative financial instruments	$1.4	$—	$1.4	$—

1 Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 12 - Derivative Instruments to the Consolidated Financial Statements for further discussion.

Note 22 – Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

(In millions)	Carrying Amount [1]	Estimated Fair Value (Level 2)
Debt as of August 31, 2025	$1,388.2	$1,416.0
Debt as of August 31, 2024	$1,417.6	$1,442.1

1 Carrying amount disclosed in this table excludes credit facility balances, other notes payable, and debt discount and issuance costs.

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities and current market data are used to estimate the fair value.

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

Management, under the oversight of the Audit Committee, conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of August 31, 2025.

Our independent registered public accounting firm, KPMG LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, independently assessed the effectiveness of our internal control over financial reporting. Their attestation report is included at the end of Part II, Item 9A of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting

We have audited The Greenbrier Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended August 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated October 28, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Portland, Oregon
October 28, 2025

Item 9B. OTHER INFORMATION

Trading Plan Arrangements

During the three months ended August 31, 2025, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included under the captions “Board Composition”, “Board Committees, Meetings and Charters”, “Our Code of Conduct and FCPA Compliance” and “Policy Regarding Trading in Company Securities” in our definitive Proxy Statement on Schedule 14A for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the year ended August 31, 2025 (as amended, updated, supplemented, or restated, “2026 Proxy Statement”) and is incorporated herein by reference. Information required by this item regarding the executive officers of the Company and family relationships is included under the caption “Information about our Executive Officers” in Part I of this 10-K and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the caption “Fiscal 2025 Executive Compensation”, “Compensation Committee Report”, and “Fiscal 2025 Non-Employee Director Compensation” and “Risk Oversight” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be included under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Related Person Transactions” and “Board Independence” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Portland, OR, Auditor Firm ID: 185.

The information required by this item will be included under the caption “Ratification of Appointment of Independent Auditors” in the 2026 Proxy Statement and is incorporated herein by reference.

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

10.5*

Form of Restricted Stock Unit Award Notice and Award Agreement Under The Greenbrier Companies, Inc. 2021 Stock Incentive Plan is incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed January 10, 2025.

10.6*	Mandatory Clawback Policy is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 10-K filed October 25, 2023.

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

10.9*	Amendment No. 1 to The Greenbrier Companies Nonqualified Deferred Compensation Plan 2018 Amendment and Restatement of the Adoption Agreement.

10.10*

Updated Rabbi Trust Agreements, dated October 1, 2012, related to The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan, are incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed January 9, 2013.

10.11*

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

10.13*

Amendment No. 1 to The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement for Directors, dated December 15, 2015, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 5, 2016.

10.14*	Amendment No. 2 to The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement for Directors.

10.15*

Updated Rabbi Trust Agreements, dated October 1, 2012, related to The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan for Directors, are incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed January 9, 2013.

10.16*

Amendment No. 1 to Trust Agreement, dated June 15, 2018, related to The Greenbrier Companies, Inc. Nonqualified Deferred Compensation Plan for Directors, is incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q filed June 29, 2018.

10.17*

Amended and Restated The Greenbrier Companies, Inc. Employee Stock Purchase Plan, as amended and restated effective January 5, 2024, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 5, 2024.

10.18*

The Greenbrier Companies, Inc. Summary Description of FY 2025 Short-term Incentive Cash Bonus Program is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on January 10, 2025.

10.19*	The Greenbrier Companies, Inc. Executive Officers Severance Policy is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed October 24, 2024.

10.20

Form of Agreement concerning Indemnification and Related Matters (Directors) between Registrant and its directors is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 1, 2015.

10.21

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

10.27

Fifth Amendment to the Fourth Amended and Restated Credit Agreement, Guarantor Joinder and Amendment to Certain Collateral Documents, dated as of August 27, 2021, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on July 2, 2025.

10.28

Fourth Amended and Restated Security Agreement, dated as of September 26, 2018, by and among The Greenbrier Companies, Inc., and the other parties identified as Debtors therein, in favor of Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.29 to the Registrant’s Form 10-K filed October 26, 2018.

10.29

Fourth Amended and Restated Pledge Agreement, dated as of September 26, 2018, by and among The Greenbrier Companies, Inc., and the other parties identified as Debtors therein, in favor of Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.30 to the Registrant’s Form 10-K filed October 26, 2018.

10.30

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

10.31

First Amendment to Amended and Restated Credit Agreement, dated as of August 27, 2021, by and among Greenbrier Leasing Company LLC, an Oregon limited liability company, lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed October 26, 2021.

10.32

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

10.35

Master Indenture dated February 9, 2022 between GBX Leasing 2022-1 LLC and U.S. Bank Trust Company, National Association as indenture trustee and U.S. Bank National Association, as securities intermediary is incorporated herein by reference to Exhibit 10.37 to the Registrant's Form 10-Q filed on April 6, 2022. [Portions omitted]**

10.36

Series 2022-1 Supplement dated February 9, 2022 between GBX Leasing 2022-1 LLC and U.S. Bank National Association, as Indenture Trustee (including Forms of Note attached as Exhibit A and Exhibit B thereto) is incorporated herein by reference to Exhibit 10.38 to the Registrant's Form 10-Q filed on April 6, 2022. [Portions omitted]**

10.37

Series 2023-1 Supplement dated November 20, 2023 between GBX Leasing 2022-1 LLC and U.S. Bank Trust Company, National Association as Indenture Trustee (including Forms of Note attached as Exhibit A and Exhibit B thereto) is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on January 5, 2024. [Portions omitted]**

10.38

Amendment No. 2 to Warehouse Loan Agreement dated August 26, 2022 by and among GBXL I, LLC, as borrower, Bank of America N.A. as a lender and as agent and Credit Agricole Corporate and Investment Bank, as lender is incorporated herein by reference to Exhibit 10.43 to the Registrant's Form 10-K filed on October 31, 2022.

10.39

Amendment No. 3 to Warehouse Loan Agreement dated June 16, 2023, by and among GBXL I, LLC, as borrower, Bank of America, N.A., as a Lender and agent, Credit Agricole Corporate and Investment Bank, as lender, and Wells Fargo Bank, N.A., as lender is incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on June 29, 2023.

10.40

Amendment No. 4 to Warehouse Loan Agreement dated January 22, 2024, by and among GBXL I, LLC, as borrower, GBXL I (Canada) Ltd., Wilmington Trust Company, as collateral agent and depositary, Bank of America, N.A., as a Lender and agent, Credit Agricole Corporate and Investment Bank, as lender, and Wells Fargo Bank, N.A., as lender is incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed October 24, 2024.

10.41

Amendment No. 5 to Warehouse Loan Agreement dated September 6, 2024, by and among GBXL I, LLC, as borrower, GBXL I (Canada) Ltd., Wilmington Trust Company, as collateral agent and depositary, Bank of America, N.A., as a Lender and agent, Credit Agricole Corporate and Investment Bank, as an exiting lender, and Wells Fargo Bank, N.A., as lender, is incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K filed October 24, 2024. [Portions omitted]**

10.42*

Employment Offer Letter between Greenbrier Leasing Company LLC and Michael J. Donfris dated May 8, 2024 is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on July 8, 2024.

10.43*

Overseas Assignment Letter between The Greenbrier Companies, Inc. and William Glenn dated October 16, 2024 is incorporated herein by reference to Exhibit 10.37 to the Registrant’s Form 10-K filed October 24, 2024.

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

THE GREENBRIER COMPANIES, INC.

Dated: October 28, 2025	By: /s/ Lorie L. Tekorius
Lorie L. Tekorius
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Lorie L. Tekorius	October 28, 2025
Lorie L. Tekorius, President,
Chief Executive Officer and Director

/s/ Thomas B. Fargo	October 28, 2025
Thomas B. Fargo, Chair of the Board of Directors

/s/ Stevan B. Bobb	October 28, 2025
Stevan B. Bobb, Director

/s/ Wanda F. Felton	October 28, 2025
Wanda F. Felton, Director

/s/ Antonio O. Garza	October 28, 2025
Antonio O. Garza, Director

/s/ James R. Huffines	October 28, 2025
James R. Huffines, Director

/s/ Graeme A. Jack	October 28, 2025
Graeme A. Jack, Director

/s/ Jefferey M. Songer	October 28, 2025
Jefferey M. Songer, Director

/s/ Wendy L. Teramoto	October 28, 2025
Wendy L. Teramoto, Director

/s/ Kelly M. Williams	October 28, 2025
Kelly M. Williams, Director

/s/ Michael J. Donfris	October 28, 2025

Michael J. Donfris, Senior Vice President,

Chief Financial Officer (Principal Financial Officer)

/s/ Matthew J. Meyer	October 28, 2025
Matthew J. Meyer, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)