Form 10-Q
period 2025-11-30
GREENBRIER COMPANIES INC
filed 2026-01-08
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended November 30, 2025

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on January 2, 2026 was 30,886,163 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements, other than statements of historical fact included in this report, concerning our plans, objectives, goals, strategies, future events, future performance, financing needs, backlog, capital expenditures, plans or intentions relating to business trends and other information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. We use words such as “affect,” “anticipate,” “assume,” “backlog,” “be,” “believe,” “can,” “contingent,” “conclude,” “continue,” “could,” “due to,” “estimate,” “expect,” “forecast,” “future,” “impact,” “intend,” “likely,” “may,” “opinion,” “optimize,” “plan,” “potential,” “schedule,” “target,” “trend,” “realize,” “result,” “seek,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	November 30, 2025	August 31, 2025
Assets
Cash and cash equivalents	$361.8	$306.1
Restricted cash	13.6	20.3
Accounts receivable, net	509.2	526.4
Income tax receivable	18.5	44.9
Inventories	680.3	688.3
Leased railcars for syndication	178.8	225.9
Equipment on operating leases, net	1,330.9	1,328.5
Property, plant and equipment, net	719.1	726.7
Investment in unconsolidated affiliates	98.9	99.3
Intangibles and other assets, net	254.7	264.2
Goodwill	129.8	130.0
	$4,295.6	$4,360.6
Liabilities and Equity
Accounts payable and accrued liabilities	$577.5	$651.7
Debt, net
Recourse	794.8	771.2
Non-recourse	971.4	979.7
	1,766.2	1,750.9
Deferred income taxes	186.7	180.2
Deferred revenue	29.7	44.3

Commitments and contingencies (Note 13)

Contingently redeemable noncontrolling interest	34.5	35.8

Equity
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 30,896 and 30,873 shares outstanding at November 30, 2025 and August 31, 2025	—	—
Additional paid-in capital	346.9	364.7
Retained earnings	1,225.2	1,199.0
Accumulated other comprehensive loss	(29.9)	(31.2)
Total equity – Greenbrier	1,542.2	1,532.5
Noncontrolling interest	158.8	165.2
Total equity	1,701.0	1,697.7
	$4,295.6	$4,360.6

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three months ended November 30,
	2025	2024
Revenue
Manufacturing	$657.0	$830.9
Leasing & Fleet Management	49.1	45.0
	706.1	875.9
Cost of revenue
Manufacturing	584.9	685.4
Leasing & Fleet Management	17.9	16.9
	602.8	702.3
Margin	103.3	173.6
Selling and administrative expense	59.9	62.0
Net gain on disposition of equipment	(17.7)	(0.2)
Earnings from operations	61.1	111.8
Interest and foreign exchange	15.5	23.4
Earnings before income tax and earnings from unconsolidated affiliates	45.6	88.4
Income tax expense	(12.3)	(33.4)
Earnings before earnings from unconsolidated affiliates	33.3	55.0
Earnings from unconsolidated affiliates	4.0	4.1
Net earnings	37.3	59.1
Net earnings attributable to noncontrolling interest	(0.9)	(3.8)
Net earnings attributable to Greenbrier	$36.4	$55.3
Basic earnings per common share	$1.18	$1.77
Diluted earnings per common share	$1.14	$1.72
Weighted average common shares
Basic	30,953	31,246
Diluted	31,865	32,223

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In millions, unaudited)

	Three months ended November 30,
	2025	2024
Net earnings	$37.3	$59.1

Other comprehensive income (loss)
Translation adjustment	1.0	(11.3)
Reclassification of derivative financial instruments recognized in net earnings [1]	(2.5)	(3.5)
Unrealized gain on derivative financial instruments [2]	2.9	7.2
Other (net of tax effect)	(0.1)	—
	1.3	(7.6)
Comprehensive income	38.6	51.5
Comprehensive income attributable to noncontrolling interest	(0.9)	(3.8)
Comprehensive income attributable to Greenbrier	$37.7	$47.7

1 Net of tax effect of $0.5 million and $0.9 million for the three months ended November 30, 2025 and 2024, respectively.

2 Net of tax effect of $(0.8 million) and $(2.0 million) for the three months ended November 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2025	30.9	$364.7	$1,199.0	$(31.2)	$1,532.5	$165.2	$1,697.7	$35.8
Net earnings	—	—	36.4	—	36.4	2.2	38.6	(1.3)
Other comprehensive income, net	—	—	—	1.3	1.3	—	1.3	—
Noncontrolling interest adjustments	—	—	—	—	—	(1.9)	(1.9)	—
Joint venture partner distribution declared	—	—	—	—	—	(6.7)	(6.7)	—
Restricted stock awards (net of cancellations)	0.3	8.0	—	—	8.0	—	8.0	—
Unamortized restricted stock	—	(16.4)	—	—	(16.4)	—	(16.4)	—
Stock based compensation expense	—	3.5	—	—	3.5	—	3.5	—
Repurchase of stock	(0.3)	(12.9)	—	—	(12.9)	—	(12.9)	—
Cash dividends ($0.32 per share)	—	—	(10.2)	—	(10.2)	—	(10.2)	—
Balance November 30, 2025	30.9	$346.9	$1,225.2	$(29.9)	$1,542.2	$158.8	$1,701.0	$34.5

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2024	31.1	$375.1	$1,035.0	$(34.0)	$1,376.1	$160.5	$1,536.6	$41.7
Net earnings	—	—	55.3	—	55.3	2.4	57.7	1.4
Other comprehensive loss, net	—	—	—	(7.6)	(7.6)	—	(7.6)	—
Noncontrolling interest adjustments	—	—	—	—	—	4.4	4.4	—
Joint venture partner distribution declared	—	—	—	—	—	(5.0)	(5.0)	—
Restricted stock awards (net of cancellations)	0.3	11.3	—	—	11.3	—	11.3	—
Unamortized restricted stock	—	(16.8)	—	—	(16.8)	—	(16.8)	—
Stock based compensation expense	—	4.2	—	—	4.2	—	4.2	—
Cash dividends ($0.30 per share)	—	—	(9.8)	—	(9.8)	—	(9.8)	—
Balance November 30, 2024	31.4	$373.8	$1,080.5	$(41.6)	$1,412.7	$162.3	$1,575.0	$43.1

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Three months ended November 30,
	2025	2024
Cash flows from operating activities
Net earnings	$37.3	$59.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	11.4	(1.4)
Depreciation and amortization	32.5	29.2
Net gain on disposition of equipment	(17.7)	(0.2)
Stock based compensation expense	3.5	4.2
Earnings from unconsolidated affiliates	(4.0)	(4.1)
Noncontrolling interest adjustments	(1.9)	4.4
Other	1.0	0.9
Decrease (increase) in assets:
Accounts receivable, net	16.7	(65.3)
Income tax receivable	26.4	18.4
Inventories	(1.5)	(0.4)
Leased railcars for syndication	55.2	(83.3)
Other assets	7.8	6.0
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(76.2)	(20.8)
Deferred revenue	(14.3)	(11.8)
Net cash provided by (used in) operating activities	76.2	(65.1)
Cash flows from investing activities
Proceeds from sales of assets	42.5	0.6
Capital expenditures	(57.5)	(59.1)
Other	—	4.8
Net cash used in investing activities	(15.0)	(53.7)
Cash flows from financing activities
Net change in debt with maturities of 90 days or less	(5.0)	122.0
Proceeds from debt with maturities longer than 90 days	31.8	5.2
Repayments of debt with maturities longer than 90 days	(11.9)	(42.0)
Debt issuance costs	—	(0.9)
Repurchase of stock	(12.9)	—
Dividends	(1.7)	(10.4)
Cash distribution to joint venture partner	(6.7)	(5.0)
Tax payments for net share settlement of restricted stock	(8.4)	(5.5)
Net cash provided by (used in) financing activities	(14.8)	63.4
Effect of exchange rate changes	2.6	(0.3)
Increase (decrease) in Cash and cash equivalents and Restricted cash	49.0	(55.7)
Cash and cash equivalents and Restricted cash
Beginning of period	326.4	368.6
End of period	$375.4	$312.9
Balance sheet reconciliation
Cash and cash equivalents	$361.8	$300.0
Restricted cash	13.6	12.9
Total Cash and cash equivalents and Restricted cash as presented above	$375.4	$312.9
Cash paid during the period for
Interest	$17.2	$17.8
Income taxes (received) paid, net	$(19.9)	$8.1
Non-cash activity
Transfers between Leased railcars for syndication and Inventories and Equipment on operating leases, net	$8.5	$14.2
Capital expenditures accrued in Accounts payable and accrued liabilities	$3.5	$8.5
Change in Accounts payable and accrued liabilities associated with dividends declared	$8.5	$0.6

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries as of November 30, 2025 and for the three months ended November 30, 2025 and November 30, 2024 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. References in this Quarterly Report on Form 10-Q to the “Company,” “Greenbrier,” “we,” “us” and “our” refer to The Greenbrier Companies, Inc. and, where appropriate, its subsidiaries. All references to years refer to the fiscal years ended August 31st unless otherwise noted. The results of operations for the three months ended November 30, 2025 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2026.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2025.

Effective September 1, 2025, the Company changed its measurement basis for allocating revenue and expenses associated with syndication activity between the Manufacturing and Leasing & Fleet Management reportable segments. This change reflects the information currently provided to the Company’s chief operating decision maker (CODM) to assess performance and allocate resources and had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to conform to the current period presentation. See Note 11 – Segment Information to the Condensed Consolidated Financial Statements for additional information on the Company’s reportable segments.

Management Estimates – The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the U.S. requires judgment on the part of management to arrive at estimates and assumptions on matters that are inherently uncertain. These estimates may affect the amount of assets, liabilities, revenue and expenses reported in the financial statements and accompanying notes and disclosure of contingent assets and liabilities within the financial statements. Estimates and assumptions are periodically evaluated and may be adjusted in future periods. Actual results could differ from those estimates.

Share Repurchase Program – The Board of Directors has authorized the Company to repurchase in aggregate up to $100.0 million of the Company’s common stock. The program may be modified, suspended, or discontinued at any time without prior notice and currently has an expiration date of January 31, 2027. Under the share repurchase program, shares of common stock may be purchased from time to time on the open market or through privately negotiated transactions. The timing and amount of purchases is based upon market conditions, securities law limitations and other factors.

During the three months ended November 30, 2025, the Company repurchased a total of 303 thousand shares for $12.9 million, which were repurchased under the current authorization of the share repurchase plan. There were no share repurchases during the three months ended November 30, 2024. As of November 30, 2025, the amount remaining for repurchase under the share repurchase program was $64.9 million.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of incremental income statement expense information on an annual and interim basis, primarily through enhanced disclosures of specified expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2024-03 will have on its consolidated financial statement disclosures.

Note 2 – Revenue Recognition

The following table presents the Company's revenue disaggregated by category:

	Three months ended November 30,
(in millions)	2025	2024
Manufacturing:
Railcar sales	$566.6	$728.0
Railcar maintenance	90.4	102.9
	657.0	830.9
Leasing & Fleet Management	49.1	45.0
	$706.1	$875.9

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for new railcars and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in millions)	Balance sheet classification	November 30, 2025	August 31, 2025	$ Change
Contract assets	Accounts receivable, net	$4.5	$5.9	$(1.4)
Contract assets	Inventories	$8.4	$9.4	$(1.0)
Contract liabilities (1)	Deferred revenue	$22.3	$40.1	$(17.8)

(1) Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three months ended November 30, 2025, the Company recognized $20.2 million of revenue that was included in Contract liabilities as of August 31, 2025.

Performance obligations

As of November 30, 2025, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	November 30, 2025
Manufacturing:
Railcar sales	$1,345.5
Railcar maintenance	$69.3
Leasing & Fleet Management:
Fleet management	$132.6

Based on current production and delivery schedules and existing contracts, approximately $870.4 million of Railcar sales performance obligations are expected to be recognized through 2026 while the remaining amount is expected to be recognized in 2027 and beyond. Approximately $49.8 million of Railcar maintenance performance obligations are expected to be recognized in 2026 while the remaining amount is expected to be recognized in 2027. Fleet management performance obligations include management and maintenance service contracts of which approximately $83.3 million is expected to be recognized through 2030 and the remaining amount is expected to be recognized through 2037.

Note 3 – Inventories

The following table summarizes the Company’s Inventories balances:

(in millions)	November 30, 2025	August 31, 2025
Manufacturing supplies and raw materials	$404.3	$439.4
Work-in-process	147.3	158.9
Finished goods	136.6	97.7
Excess and obsolete adjustment	(7.9)	(7.7)
	$680.3	$688.3

Note 4 – Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable Intangibles and other assets, net balances:

(in millions)	November 30, 2025	August 31, 2025
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(75.5)	(74.8)
Other intangible assets	42.2	42.3
Accumulated amortization	(30.9)	(30.1)
	23.3	24.9
Intangible assets not subject to amortization	2.3	2.3
Prepaid and other assets	38.1	44.3
Operating lease right-of-use assets	80.8	84.2
Nonqualified savings plan investments	66.6	59.4
Debt issuance costs, net	6.6	7.2
Deferred tax assets	37.0	41.9
	$254.7	$264.2

Note 5 – Accounts Payable and Accrued Liabilities

The following table summarizes the Company’s Accounts payable and accrued liabilities balances:

(in millions)	November 30, 2025	August 31, 2025
Trade payables	$228.9	$264.0
Other accrued liabilities	102.3	113.9
Operating lease liabilities	81.2	84.9
Accrued payroll and related liabilities	145.3	169.0
Accrued warranty	19.8	19.9
	$577.5	$651.7

Note 6 – Accrued Warranty

The following table summarizes the Company’s Accrued warranty activity:

	Three months ended November 30,
(in millions)	2025	2024
Balance at beginning of period	$19.9	$23.8
Charged to cost of revenue, net	3.0	1.9
Payments	(3.0)	(1.6)
Currency translation effect	(0.1)	(0.3)
Balance at end of period	$19.8	$23.8

Note 7 – Debt, net

Recourse debt is debt where the lender may pursue repayment beyond the value of any pledged collateral and is generally secured by general assets of the Company. Non-recourse debt is debt where the lender’s ability to pursue repayment from the Company is limited to the value of the specific assets collateralized by the debt.

The following table summarizes the Company’s recourse and non-recourse debt balances:

(In millions)	November 30, 2025	August 31, 2025
Corporate and other — Recourse:
Revolving credit facilities
North America	$—	$5.0
Europe	108.4	77.6
Mexico	70.0	70.0
	178.4	152.6
Corporate senior term debt	246.9	250.0
2.875% Convertible senior notes, due 2028	373.8	373.8
Other notes payable	1.8	1.4
	800.9	777.8
Debt discount and issuance costs	(6.1)	(6.6)
Debt, net — Recourse	794.8	771.2

Lease fleet – Non-recourse:
Leasing warehouse credit facility	220.6	222.3
Leasing senior term debt	305.2	308.2
Leasing GBXL I asset-backed term notes	452.4	456.2
	978.2	986.7
Debt discount and issuance costs	(6.8)	(7.0)
Debt, net — Non-recourse	971.4	979.7
Total Debt, net	$1,766.2	$1,750.9

Corporate and other – Recourse

North American revolving credit facility

As of November 30, 2025, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. The North American credit facility is secured by substantially all the Company's U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility, or the railcar asset-backed securities. The North American credit facility had $435.2 million available for borrowing as of November 30, 2025. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Outstanding commitments under the North

American credit facility included letters of credit which totaled $5.4 million as of November 30, 2025 and August 31, 2025. Advances under the North American credit facility bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. The North America credit facility matures in May 2030.

European revolving credit facilities

As of November 30, 2025, lines of credit totaling $122.6 million, secured by certain of the Company’s European assets, were available for working capital needs of the Company’s European manufacturing operations. The European credit facilities had $14.2 million available for borrowing as of November 30, 2025. The European lines of credit include $59.2 million which is guaranteed by the Company. The European credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.10% to WIBOR plus 1.30% and Euro Interbank Offered Rate (EURIBOR) plus 1.50% to EURIBOR plus 1.90%. The European credit facilities are regularly renewed and currently have maturities that range from January 2026 through December 2026.

Mexican revolving credit facilities

As of November 30, 2025, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $156.0 million for working capital needs, $56.0 million of which the Company and its joint venture partner have each guaranteed 50%. The Mexican credit facilities had $86.0 million available for borrowing as of November 30, 2025. Advances under these facilities bear interest at variable rates that range from SOFR plus 1.96% to SOFR plus 4.25%. Currently, the Mexican credit facilities have maturities that range from June 2026 through March 2027.

Lease fleet – Non-recourse

Leasing warehouse credit facility

As of November 30, 2025, a $450.0 million nonrecourse warehouse credit facility existed to support the operations of the Company's leasing business in North America. Advances under this facility are secured by a pool of leased railcars and bear interest at SOFR plus 1.70%. Interest rate swap agreements cover approximately 91% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL), net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, August 31, 2025	$9.0	$(37.4)	$(2.8)	$(31.2)
Other comprehensive income (loss) before reclassifications	2.9	1.0	(0.1)	3.8
Amounts reclassified from AOCL	(2.5)	—	—	(2.5)
Balance, November 30, 2025	$9.4	$(36.4)	$(2.9)	$(29.9)

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, August 31, 2024	$15.2	$(47.0)	$(2.2)	$(34.0)
Other comprehensive income (loss) before reclassifications	7.2	(11.3)	—	(4.1)
Amounts reclassified from AOCL	(3.5)	—	—	(3.5)
Balance, November 30, 2024	$18.9	$(58.3)	$(2.2)	$(41.6)

Note 9 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three months ended November 30,
(In thousands)	2025	2024
Weighted average basic common shares outstanding	30,953	31,246
Dilutive effect of 2.875% convertible notes due 2028 (1)	—	43
Dilutive effect of restricted stock units (2)	912	934
Weighted average diluted common shares outstanding	31,865	32,223

(1) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three months ended November 30, 2025 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

(2) Restricted stock units and restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Basic earnings per common share (EPS) is computed by dividing Net earnings attributable to Greenbrier by weighted average basic common shares outstanding.

Diluted EPS is calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium.

	Three months ended November 30,
(in millions, except number of shares which are reflected in thousands, and per share amounts)	2025	2024
Net earnings attributable to Greenbrier	$36.4	$55.3
Weighted average basic common shares outstanding	30,953	31,246
Basic earnings per share	$1.18	$1.77

Net earnings attributable to Greenbrier	$36.4	$55.3
Weighted average diluted common shares outstanding	31,865	32,223
Diluted earnings per share	$1.14	$1.72

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

At November 30, 2025 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros, the purchase of U.S. Dollars and the sale of Euros, and the purchase and sale of Mexican Pesos and U.S. Dollars, aggregated to $369.9 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through March 2027, any such gain or loss remaining will be recognized in Manufacturing Revenue or Cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in AOCL would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At November 30, 2025 exchange rates, approximately $1.6 million would be reclassified to Manufacturing Revenue and Cost of revenue in the next year.

At November 30, 2025, interest rate swap agreements maturing from August 2027 through March 2032 had notional amounts that aggregated to $680.6 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from AOCL and charged or credited to interest expense. At November 30, 2025 interest rates, approximately $5.1 million would be reclassified to Interest and foreign exchange in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		November 30, 2025	August 31, 2025		November 30, 2025	August 31, 2025
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$6.5	$5.4	Accounts payable and accrued liabilities	$0.9	$2.9
Interest rate swap contracts	Accounts receivable, net	11.8	13.6	Accounts payable and accrued liabilities	1.7	0.7
		$18.3	$19.0		$2.6	$3.6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$0.5	$—	Accounts payable and accrued liabilities	$—	$—

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Three months ended November 30, 2025 and 2024

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCL on derivatives three months ended November 30,		Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income three months ended November 30,
	2025	2024		2025	2024
Foreign exchange contracts	$1.2	$(1.3)	Revenue	$0.1	$0.5
Foreign exchange contracts	2.2	(0.4)	Cost of revenue	0.3	(0.1)
Interest rate swap contracts	0.3	10.9	Interest and foreign exchange	2.6	4.0
	$3.7	$9.2		$3.0	$4.4

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended November 30,
		2025	2024
Foreign exchange contracts	Interest and foreign exchange	$0.4	$—

The following table presents the location and amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges were recorded for the three months ended November 30, 2025 and 2024:

	Three months ended November 30,
	2025	2024
Total Revenue	$706.1	$875.9
Gain (loss) on cash flow hedges in Revenue
Foreign exchange contracts:
Gain (loss) reclassified from AOCL	$0.1	$0.5
Amount excluded from effectiveness testing	$0.6	$0.8

Total Cost of revenue	$602.8	$702.3
Gain (loss) on cash flow hedges in Cost of revenue
Foreign exchange contracts:
Gain (loss) reclassified from AOCL	$0.3	$(0.1)
Amount excluded from effectiveness testing	$0.1	$—

Total Interest and foreign exchange	$15.5	$23.4
Gain (loss) on cash flow hedges in Interest and foreign exchange
Interest rate swap contracts:
Gain (loss) reclassified from AOCL	$2.6	$4.0

Note 11 – Segment Information

The Company operates in two reportable segments: Manufacturing and Leasing & Fleet Management. Effective September 1, 2025, the Company changed its measurement basis for allocating revenue and expenses associated with syndication activity between the Manufacturing and Leasing & Fleet Management reportable segments. This change reflects the information currently provided to the Company’s CODM to assess performance and allocate resources and had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to conform to the current period presentation.

The Company's CODM is Greenbrier's President and Chief Executive Officer. Segment earnings from operations is the measure of profit or loss used by the CODM. As part of the Company’s budgeting and forecasting process, the CODM uses Segment earnings from operations to allocate capital and resources to each segment and considers variances from budget, forecasts, and prior period results to assess current period performance for each segment. Segment earnings from operations includes all revenues, expenses, and net gains or losses on asset dispositions that are directly attributable to each segment. Corporate expenses include selling and administrative costs not directly attributable to the reportable segments due to the Company’s integrated business model and therefore are not allocated to Segment earnings from operations. The Company does not allocate Interest and foreign exchange, Earnings from unconsolidated affiliates, or Income tax for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes, which includes the significant expense categories that are regularly reviewed by the CODM.

For the three months ended November 30, 2025:

(in millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$657.0	$49.1	$706.1
Intersegment revenue	10.1	—	10.1
	667.1	49.1	716.2
Elimination of intersegment revenues			(10.1)
Total consolidated revenues			706.1
Cost of revenue
Cost of revenue from external customers	584.9	17.9	602.8
Intersegment cost of revenue	10.1	—	10.1
	595.0	17.9	612.9
Margin	72.1	31.2	103.3
Selling and administrative	23.4	5.0
Net loss (gain) on disposition of equipment	0.1	(17.8)
Segment earnings from operations	$48.6	$44.0	$92.6

For the three months ended November 30, 2024:

(in millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$830.9	$45.0	$875.9
Intersegment revenue	2.8	0.2	3.0
	833.7	45.2	878.9
Elimination of intersegment revenues			(3.0)
Total consolidated revenues			875.9
Cost of revenue
Cost of revenue from external customers	685.4	16.9	702.3
Intersegment cost of revenue	2.8	0.2	3.0
	688.2	17.1	705.3
Margin	145.5	28.1	173.6
Selling and administrative	23.9	6.4
Net gain on disposition of equipment	—	(0.2)
Segment earnings from operations	$121.6	$21.9	$143.5

Reconciliation of Segment earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three months ended November 30,
(in millions)	2025	2024
Segment earnings from operations
Manufacturing	$48.6	$121.6
Leasing & Fleet Management	44.0	21.9
	92.6	143.5
Corporate	(31.5)	(31.7)
Earnings from operations	61.1	111.8
Interest and foreign exchange	15.5	23.4
Earnings before income tax and earnings from unconsolidated affiliates	$45.6	$88.4

The following tables present selected financial information by segment.

	Total assets
(in millions)	November 30, 2025	August 31, 2025
Manufacturing	$2,018.2	$2,085.9
Leasing & Fleet Management	1,844.8	1,858.4
Unallocated, including cash	432.6	416.3
	$4,295.6	$4,360.6

	Three months ended November 30,
(in millions)	2025	2024
Depreciation and amortization:
Manufacturing	$21.4	$18.7
Leasing & Fleet Management	11.1	10.5
	$32.5	$29.2

Capital expenditures:
Manufacturing	$20.7	$57.9
Leasing & Fleet Management	36.8	1.2
	$57.5	$59.1

Note 12 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $128.3 million and $123.0 million as of November 30, 2025 and August 31, 2025, respectively. Depreciation expense was $9.6 million and $8.6 million for the three months ended November 30, 2025 and 2024, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately 11 years. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three months ended November 30, 2025 was $36.9 million, which included $5.7 million of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three months ended November 30, 2024 was $32.0 million, which included $4.3 million of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at November 30, 2025, will mature as follows:

(in millions)
Remaining nine months of 2026	$88.1
2027	102.5
2028	85.3
2029	63.5
2030	45.9
Thereafter	79.0
$464.3

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three months ended November 30, 2025 and 2024, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 73 years, with some including options to extend up to nine years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at each lease commencement date. The Company considers its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three months ended November 30,
(in millions)	2025	2024
Operating lease expense	$5.3	$4.3
Short-term lease expense	0.9	1.5
Total	$6.2	$5.8

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at November 30, 2025, will mature as follows:

(in millions)
Remaining nine months of 2026	$13.8
2027	15.7
2028	14.7
2029	12.6
2030	9.4
Thereafter	29.9
Total lease payments	$96.1
Less: Imputed interest	(14.9)
Total lease obligations	$81.2

The table below presents additional information related to the Company’s operating leases:

	November 30, 2025	August 31, 2025
Weighted average remaining lease term (years)	10.6	10.6
Weighted average discount rate	4.6%	4.5%

Supplemental cash flow information related to leases were as follows:

	Three months ended November 30,
(in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5.1	$4.2
ROU assets obtained in exchange for lease liabilities:
Operating leases	$0.4	$0.2

Note 13 – Commitments and Contingencies

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

On June 9, 2025, the natural resources trustees for the Portland Harbor Superfund Site, consisting of the U.S., on behalf of the National Oceanic and Atmospheric Administration of the U.S. Department of Commerce and the U.S. Department of the Interior; the State of Oregon, on behalf of the Oregon Department of Fish and Wildlife; and several tribes moved to enter two consent decrees that were lodged with the Oregon district court on November 1, 2023 to resolve trustees’ natural resources claims in a complaint filed on the same day. United States of America et al. v ACF Industries LLC et al., U.S. District Court for the District of Oregon, Case #3:23-cv-01603-YY. The Company is not a defendant under the 2023 complaint nor a party to either of the consent decrees. The consent decrees would resolve the defendants’ liability for natural resource damages at the Portland Harbor Superfund Site before the conclusion of the remedial design and allocation processes. On July 28, 2025, the Company, along with several other potentially responsible parties at the Portland Harbor Superfund Site, filed motions to intervene and to oppose the entry of the consent decrees. The court granted the motions to intervene. Oral argument was held on September 29, 2025. Following briefing and the presentation of oral argument, on October 23, 2025, the court issued an opinion and order granting the trustees’ motion and subsequently entered the consent decrees as a final judgment on October 31, 2025. The Company did not appeal the order; however, one of the other intervenors has appealed the court’s order to the U.S. Court of Appeals for the Ninth Circuit. Appellate briefing and oral argument will take place in 2026, with a decision likely to issue in late 2026 or early 2027.

Oregon Department of Environmental Quality (DEQ) Regulation of Portland Property

The Company entered into a Voluntary Cleanup Agreement with the Oregon DEQ in which the Company agreed to conduct an investigation of whether, and to what extent, past or present operations at the Portland Property may have released hazardous substances into the environment. The Company has also signed an Order on Consent with the DEQ to finalize the investigation of potential onsite sources of contamination that may have a release pathway to the Willamette River. The Company’s aggregate expenditure has not been material, however it could incur significant expenses for remediation. Some or all of any such outlay may be recoverable from other responsible parties.

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

The U.S. Customs and Border Protection (CBP) published a Notice of Initiation of Investigation and Interim Measures under the Enforce and Protect Act against The Greenbrier Companies, Inc. The CBP stated that it is investigating whether Greenbrier evaded certain duty orders on freight rail couplers and parts from Mexico and/or China. Greenbrier is fully cooperating in the investigation, and the outcome remains uncertain.

As of November 30, 2025, the Company had outstanding letters of credit aggregating to $5.4 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of November 30, 2025 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$18.8	$—	$18.8	$—
Nonqualified savings plan investments	66.6	66.6	—	—
Cash equivalents	201.0	201.0	—	—
	$286.4	$267.6	$18.8	$—
Liabilities:
Derivative financial instruments	$2.6	$—	$2.6	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2025 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$19.0	$—	$19.0	$—
Nonqualified savings plan investments	59.4	59.4	—	—
Cash equivalents	134.0	134.0	—	—
	$212.4	$193.4	$19.0	$—
Liabilities:
Derivative financial instruments	$3.6	$—	$3.6	$—
(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 10 - Derivative Instruments to the Condensed Consolidated Financial Statements for further discussion.

Note 15 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $1.7 million and $3.1 million of railcar components from Axis for the three months ended November 30, 2025 and 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in two reportable segments: Manufacturing and Leasing & Fleet Management. Our segments are operationally integrated. The Manufacturing segment designs, builds and markets freight railcars and component parts in North America and Europe. We also perform sustainable conversions and railcar maintenance, which includes wheel and axle services. The Leasing & Fleet Management segment owns and leases approximately 17,000 railcars as of November 30, 2025. We offer railcar management, regulatory compliance services and leasing services to railroads and other railcar owners in North America.

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

We continue to execute on our strategic plan of increasing recurring revenue, expanding aggregate gross margin and raising return on invested capital. Recurring revenue is defined as Leasing & Fleet Management revenue excluding the impact of syndication transactions. With a global footprint, supply chain and customer base, we are focused on navigating the impact of changing trade policies, such as tariffs, as well as general geopolitical and macroeconomic uncertainty.

Backlog

Our railcar backlog was 16,300 units with an estimated value of $2.2 billion as of November 30, 2025, with deliveries extending into 2027 and beyond. Our backlog includes approximately $540 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Approximately 13% of backlog units and estimated backlog value as of November 30, 2025 was associated with our Brazilian manufacturing operations which is accounted for under the equity method.

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

Segment Information

Effective September 1, 2025, we changed our measurement basis for allocating revenue and expenses associated with syndication activity between our Manufacturing and Leasing & Fleet Management reportable segments. This change reflects the information currently provided to our CODM to assess performance and allocate resources and had no impact on our consolidated results of operations or financial position. Prior period segment results have been recast to conform to the current period presentation. See Note 11 - Segment Information to the Condensed Consolidated Financial Statements for additional information for additional information on our reportable segments.

Risks, uncertainties and other important factors described in Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2025 may have a material negative impact on our business, liquidity, results of operations and stock price. Beyond these general observations, we are unable to predict when, how, or with what magnitude these items will impact our business.

Three Months Ended November 30, 2025 Compared to the Three Months Ended November 30, 2024

Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three months ended November 30,
(in millions, except per share amounts)	2025	2024
Revenue
Manufacturing	$657.0	$830.9
Leasing & Fleet Management	49.1	45.0
	706.1	875.9
Cost of revenue
Manufacturing	584.9	685.4
Leasing & Fleet Management	17.9	16.9
	602.8	702.3
Margin
Manufacturing	72.1	145.5
Leasing & Fleet Management	31.2	28.1
	103.3	173.6
Selling and administrative expense	59.9	62.0
Net gain on disposition of equipment	(17.7)	(0.2)
Earnings from operations	61.1	111.8
Interest and foreign exchange	15.5	23.4
Earnings before income tax and earnings from unconsolidated affiliates	45.6	88.4
Income tax expense	(12.3)	(33.4)
Earnings before earnings from unconsolidated affiliates	33.3	55.0
Earnings from unconsolidated affiliates	4.0	4.1
Net earnings	37.3	59.1
Net earnings attributable to noncontrolling interest	(0.9)	(3.8)
Net earnings attributable to Greenbrier	$36.4	$55.3
Diluted earnings per common share	$1.14	$1.72

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three months ended November 30,
(in millions)	2025	2024
Earnings (loss) from operations:
Manufacturing	$48.6	$121.6
Leasing & Fleet Management	44.0	21.9
Corporate	(31.5)	(31.7)
	$61.1	$111.8

Consolidated Results

	Three months ended November 30,
(in millions)	2025	2024	Increase (Decrease)	% Change
Revenue	$706.1	$875.9	$(169.8)	(19.4%)
Cost of revenue	$602.8	$702.3	$(99.5)	(14.2%)
Margin (%)	14.6%	19.8%	(5.2%)	*
Net earnings attributable to Greenbrier	$36.4	$55.3	$(18.9)	(34.2%)

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

Revenue decreased $169.8 million or 19.4% for the three months ended November 30, 2025 as compared to the three months ended November 30, 2024 primarily due to a 26.8% decrease in deliveries and a change in railcar manufacturing product mix.

Cost of revenue decreased $99.5 million or 14.2% for the three months ended November 30, 2025 as compared to the three months ended November 30, 2024 primarily due to a 26.8% decrease in deliveries and a change in railcar manufacturing product mix.

Margin percentage decreased 5.2% for the three months ended November 30, 2025 compared to the three months ended November 30, 2024 primarily due to an unfavorable change in railcar manufacturing product mix during the three months ended November 30, 2025.

Net earnings attributable to Greenbrier decreased $18.9 million for the three months ended November 30, 2025 as compared to the three months ended November 30, 2024 primarily due to:

•
$70.3 million decrease in Margin primarily due to a 26.8% decrease in deliveries and a change in railcar manufacturing product mix during the three months ended November 30, 2025.

This was partially offset by the following:

•
$21.1 million decrease in Income tax expense due to lower pre-tax earnings during the three months ended November 30, 2025.
•
$17.5 million increase in Net gain on disposition of equipment primarily attributed to higher sales of assets from our lease fleet during the three months ended November 30, 2025.
•
$7.9 million decrease in Interest and foreign exchange expense primarily attributed to the change in the Mexican Peso's foreign exchange rates relative to the U.S. Dollar and higher interest income during the three months ended November 30, 2025.

Manufacturing Segment

	Three months ended November 30,
(In millions, except railcar deliveries)	2025	2024	Increase (Decrease)	% Change
Revenue	$657.0	$830.9	$(173.9)	(20.9%)
Cost of revenue	$584.9	$685.4	$(100.5)	(14.7%)
Margin (%)	11.0%	17.5%	(6.5%)	*
Earnings from operations ($)	$48.6	$121.6	$(73.0)	(60.0%)
Earnings from operations (%)	7.4%	14.6%	(7.2%)	*
Deliveries	4,100	5,600	(1,500)	(26.8%)

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products and components, syndication activity associated with leases attached to new railcar sales and performing sustainable conversion services. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue decreased $173.9 million or 20.9% for the three months ended November 30, 2025 compared to the three months ended November 30, 2024 primarily due to a 26.8% decrease in deliveries and a change in railcar manufacturing product mix.

Manufacturing Cost of revenue decreased $100.5 million or 14.7% for the three months ended November 30, 2025 compared to the three months ended November 30, 2024. The decrease was primarily attributed to a 26.8% decline in deliveries and a change in railcar manufacturing product mix during the three months ended November 30, 2025.

Manufacturing Margin percentage decreased 6.5% for the three months ended November 30, 2025 compared to the three months ended November 30, 2024. The decrease was primarily attributed to an unfavorable change in railcar manufacturing product mix during the three months ended November 30, 2025.

Manufacturing Earnings from operations decreased $73.0 million for the three months ended November 30, 2025 compared to the three months ended November 30, 2024. The decrease was primarily attributed to a 26.8% decrease in deliveries and a change in railcar manufacturing product mix during the three months ended November 30, 2025.

Leasing & Fleet Management Segment

	Three months ended November 30,
(in millions)	2025	2024	Increase (Decrease)	% Change
Revenue	$49.1	$45.0	$4.1	9.1%
Cost of revenue	$17.9	$16.9	$1.0	5.9%
Margin (%)	63.5%	62.4%	1.1%	*
Earnings from operations ($)	$44.0	$21.9	$22.1	100.9%
Earnings from operations (%)	89.6%	48.7%	40.9%	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management services and interim rent on leased railcars for syndication.

Leasing & Fleet Management Revenue increased $4.1 million or 9.1% for the three months ended November 30, 2025 compared to the three months ended November 30, 2024. The increase was primarily attributed to a $4.9 million increase in rents associated with growth of the lease fleet and improved lease rates for the three months ended November 30, 2025.

Leasing & Fleet Management Cost of revenue increased $1.0 million or 5.9% for the three months ended November 30, 2025 compared to the three months ended November 30, 2024. The increase was primarily due to higher costs from a larger lease fleet during the three months ended November 30, 2025.

Leasing & Fleet Management Margin percentage increased 1.1% for the three months ended November 30, 2025 compared to the three months ended November 30, 2024. The increase was primarily attributed to improved lease rates during the three months ended November 30, 2025.

Leasing & Fleet Management Earnings from operations increased $22.1 million for the three months ended November 30, 2025 compared to the three months ended November 30, 2024. The increase was primarily attributed to a $17.6 million increase in net gain on disposition of equipment from higher sales of assets from our lease fleet and increase in rents associated with growth of the lease fleet and improved lease rates for the three months ended November 30, 2025.

Selling and Administrative Expense

	Three months ended November 30,
(in millions)	2025	2024	Increase (Decrease)	% Change
Selling and administrative expense	$59.9	$62.0	$(2.1)	(3.4%)

Selling and administrative expense was $59.9 million for the three months ended November 30, 2025 compared to $62.0 million for the prior comparable period. The $2.1 million decrease was primarily attributed to lower employee-related costs for the three months ended November 30, 2025.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $17.7 million for the three months ended November 30, 2025 compared to $0.2 million for the prior comparable period. The increase in Net gain on disposition of equipment was primarily attributed to higher sales of assets from our lease fleet during the three months ended November 30, 2025.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three months ended November 30,
(in millions)	2025	2024	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$16.4	$20.1	$(3.7)
Foreign exchange (gain) loss, net	(0.9)	3.3	(4.2)
	$15.5	$23.4	$(7.9)

The $7.9 million decrease in Interest and foreign exchange expense for the three months ended November 30, 2025 compared to the three months ended November 30, 2024 was primarily attributed to the change in the Mexican Peso's foreign exchange rates relative to the U.S. Dollar and higher interest income during the three months ended November 30, 2025.

Income Tax

For the three months ended November 30, 2025, we had Income tax expense of $12.3 million on pre-tax income of $45.6 million for an effective tax rate of 27.0%. The effective tax rate included a net discrete tax benefit of $0.4 million, primarily related to foreign currency exchange rates at our U.S. Dollar denominated foreign operations.

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

On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). We are still assessing the impact of OBBBA but do not expect the provisions to have a material impact on our effective tax rate.

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

Earnings from unconsolidated affiliates were $4.0 million and $4.1 million for the three months ended November 30, 2025 and November 30, 2024, respectively.

Noncontrolling Interest

Net earnings attributable to noncontrolling interest was $0.9 million for the three months ended November 30, 2025 compared to $3.8 million for the three months ended November 30, 2024. Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The $2.9 million decrease from the prior year was primarily a result of a decrease in earnings due to lower deliveries at our European operations.

Liquidity and Capital Resources

	Three months ended November 30,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$76.2	$(65.1)
Net cash used in investing activities	(15.0)	(53.7)
Net cash provided by (used in) financing activities	(14.8)	63.4
Effect of exchange rate changes	2.6	(0.3)
Increase (decrease) in Cash and cash equivalents and Restricted cash	$49.0	$(55.7)

We continue to be financed through cash generated from operations and borrowings. At November 30, 2025 Cash and cash equivalents and Restricted cash were $375.4 million, an increase of $49.0 million from $326.4 million at August 31, 2025.

Cash Flows From Operating Activities

The $141.3 million change in Net cash provided by (used in) operating activities for the three months ended November 30, 2025 compared to the three months ended November 30, 2024 was primarily due to a $138.5 million change in Leased railcars for syndication due to timing of syndication activity and a $31.0 million net change in working capital accounts, primarily Accounts receivable, net and Accounts payable and accrued liabilities associated with the timing of deliveries. This was partially offset by a $21.8 million decrease in Net earnings.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures, net of proceeds from sale of assets. The $38.7 million decrease in Net cash used in investing activities for the three months ended November 30, 2025 compared to the three months ended November 30, 2024 was primarily attributable to a $41.9 million increase in Proceeds from the sale of assets during the three months ended November 30, 2025.

	Three months ended November 30,
(in millions)	2025	2024
Capital expenditures:
Leasing & Fleet Management	$(20.7)	$(57.9)
Manufacturing	(36.8)	(1.2)
Total capital expenditures (gross)	$(57.5)	$(59.1)
Proceeds from sales of assets	42.5	0.6
Total capital expenditures (net of proceeds)	$(15.0)	$(58.5)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments in the safety, productivity and improvements of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Fleet Management. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $165 million for 2026.

Gross capital expenditures for 2026 are expected to be approximately $205 million for Leasing & Fleet Management and approximately $80 million for Manufacturing, which includes the change in capital expenditures accrued in Accounts payable and accrued liabilities. Capital expenditures for 2026 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The $78.2 million change in Net cash provided by (used in) financing activities for the three months ended November 30, 2025 compared to the three months ended November 30, 2024 was primarily attributed to a $70.3 million decrease in net borrowings and a $12.9 million increase in the repurchase of stock during the three months ended November 30, 2025.

Dividend and Share Repurchase Program

A quarterly dividend of $0.32 per share was declared on January 7, 2026.

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

During the three months ended November 30, 2025, we repurchased a total of 303 thousand shares for $12.9 million. There were no share repurchases during the three months ended November 30, 2024. As of November 30, 2025, the amount remaining for repurchase under the share repurchase program was $64.9 million.

Cash, Borrowing Availability and Credit Facilities

As of November 30, 2025, we had $361.8 million in Cash and cash equivalents and $535.4 million in available borrowings. The available balance to draw under committed credit facilities includes $435.2 million on the North American credit facility, $86.0 million on the Mexican credit facilities and $14.2 million on the European credit facilities.

Senior secured credit facilities aggregated to $1.3 billion as of November 30, 2025 which consisted of the following components:

Lease fleet — Non-recourse

Leasing warehouse credit facility – As of November 30, 2025, a $450.0 million nonrecourse warehouse credit facility existed to support the operations of our leasing business in North America. Advances under this facility are secured by a pool of leased railcars and bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.70%. Interest rate swap agreements cover approximately 91% of the outstanding balance to swap the floating interest rate to a fixed rate. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Corporate and other — Recourse

North American revolving credit facility – As of November 30, 2025, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. The North American credit facility is secured by substantially all our U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility, or the railcar asset-backed securities. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Outstanding commitments under the North American credit facility included letters of credit which totaled $5.4 million as of November 30, 2025 and August 31, 2025. Advances under the North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. The North America credit facility matures in May 2030.

European revolving credit facilities – As of November 30, 2025, lines of credit totaling $122.6 million, secured by certain of our European assets, were available for working capital needs of our European manufacturing operations. The European lines of credit include $59.2 million which is guaranteed by us. The European credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.10% to WIBOR plus 1.30% and Euro Interbank Offered Rate (EURIBOR) plus 1.50% to EURIBOR plus 1.90%. The European credit facilities are regularly renewed and currently have maturities that range from January 2026 through December 2026.

Mexican revolving credit facilities – As of November 30, 2025, our Mexican railcar manufacturing operations had lines of credit totaling $156.0 million for working capital needs, $56.0 million of which the Company and its joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 1.96% to SOFR plus 4.25%. Currently, the Mexican credit facilities have maturities that range from June 2026 through March 2027.

The following table summarizes our credit facility balances:

(in millions)	November 30, 2025	August 31, 2025
Lease fleet – Non-recourse:
Leasing warehouse credit facility	$220.6	$222.3
Corporate and other – Recourse:
North American revolving credit facility	$—	$5.0
European revolving credit facilities	$108.4	$77.6
Mexican revolving credit facilities	$70.0	$70.0

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of November 30, 2025, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $680.6 million of variable rate debt to fixed rate debt as of November 30, 2025.

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

We make certain estimates and assumptions to determine our reporting units and whether the fair value of each reporting unit is greater than its respective carrying value. The above highlighted judgments contemplate estimates and effects of macroeconomic trends that are inherently uncertain. Changes in these estimates, which may include the effects of inflation and policy reactions thereto, increases in pricing of materials and components, changes in demand, or potential macroeconomic events may cause future assessment conclusions to differ.

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

Judgments used in determining if a liability is estimable are subjective and based on known facts and our historic experience. If further developments in or resolution of an environmental matter result in facts and circumstances that differ from those assumptions used to develop these reserves, the accrual for environmental remediation could be materially misstated. Due to the uncertain nature of environmental matters, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us. For further information regarding our environmental costs, see Note 13 - Commitments and Contingencies to the Condensed Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At November 30, 2025 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros, the purchase of U.S. Dollars and the sale of Euros, and the purchase and sale of Mexican Pesos and U.S. Dollars aggregated to $369.9 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact that a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At November 30, 2025, net assets of foreign subsidiaries aggregated to $147.3 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $14.7 million, or 1.0% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $680.6 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At November 30, 2025, 85% of our outstanding debt had fixed rates and 15% had variable rates. At November 30, 2025, a uniform increase by 10% in variable interest rates would result in approximately $1.0 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is hereby incorporated by reference the information disclosed in Note 13 - Commitment and Contingencies to the Condensed Consolidated Financial Statements, Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

This Form 10-Q should be read in conjunction with Part I Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2025. There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended August 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. On January 8, 2025, the Board of Directors authorized the extension of the existing share repurchase program from January 31, 2025 to January 31, 2027 and renewed the amount remaining for repurchase to $100.0 million. The amount remaining for purchase was $64.9 million as of November 30, 2025. Share repurchases under this program during the three months ended November 30, 2025 were as follows:

(in millions, except number of shares which are reflected in thousands, and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2025 - September 30, 2025	1	$44.98	1	$77.7
October 1, 2025 - October 31, 2025	29	$42.36	29	$76.5
November 1, 2025 - November 30, 2025	273	$42.55	273	$64.9
	303		303

Item 5. Other Information

Trading Plan Arrangements

During the three months ended November 30, 2025, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)
List of Exhibits:

10.1*	Stock Incentive Grant Program for Non-Employee Directors.

10.2*	Form of Restricted Stock Unit Award Notice and Award Agreement Under The Greenbrier Companies, Inc. 2021 Stock Incentive Plan.

10.3*	The Greenbrier Companies, Inc. Summary Description of FY 2026 Short-term Incentive Cash Bonus Program.

31.1	Certification pursuant to Rule 13a – 14 (a).

31.2	Certification pursuant to Rule 13a – 14 (a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Date:	January 8, 2026	By:	/s/ Michael J. Donfris
Michael J. Donfris
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)