Form 10-Q
period 2026-02-28
GREENBRIER COMPANIES INC
filed 2026-04-07
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended February 28, 2026

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on April 1, 2026 was 30,938,594 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, concerning our plans, objectives, goals, strategies, future events, future performance, financing needs, backlog, capital expenditures, plans or intentions relating to business trends and other information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. We use words such as “affect,” “anticipate,” “assume,” “backlog,” “be,” “believe,” “can,” “contingent,” “conclude,” “continue,” “could,” “due to,” “estimate,” “expect,” “forecast,” “future,” “impact,” “intend,” “likely,” “may,” “opinion,” “optimize,” “plan,” “potential,” “schedule,” “target,” “trend,” “realize,” “result,” “seek,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	February 28, 2026	August 31, 2025
Assets
Cash and cash equivalents	$521.8	$306.1
Restricted cash	41.2	20.3
Accounts receivable, net	463.5	526.4
Income tax receivable	12.3	44.9
Inventories	621.1	688.3
Leased railcars for syndication	194.7	225.9
Equipment on operating leases, net	1,295.4	1,328.5
Property, plant and equipment, net	719.3	726.7
Investment in unconsolidated affiliates	90.8	99.3
Intangibles and other assets, net	249.3	264.2
Goodwill	130.3	130.0
	$4,339.7	$4,360.6
Liabilities and Equity
Accounts payable and accrued liabilities	$580.5	$651.7
Debt, net
Recourse	720.5	771.2
Non-recourse	1,042.2	979.7
	1,762.7	1,750.9
Deferred income taxes	174.8	180.2
Deferred revenue	68.6	44.3

Commitments and contingencies (Note 13)

Contingently redeemable noncontrolling interest	33.0	35.8

Equity
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 30,939 and 30,873 shares outstanding at February 28, 2026 and August 31, 2025	—	—
Additional paid-in capital	352.3	364.7
Retained earnings	1,230.0	1,199.0
Accumulated other comprehensive loss	(17.7)	(31.2)
Total equity – Greenbrier	1,564.6	1,532.5
Noncontrolling interest	155.5	165.2
Total equity	1,720.1	1,697.7
	$4,339.7	$4,360.6

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three months ended February 28,		Six months ended February 28,
	2026	2025	2026	2025
Revenue
Manufacturing	$541.5	$712.9	$1,198.5	$1,543.8
Leasing & Fleet Management	46.0	49.2	95.1	94.2
	587.5	762.1	1,293.6	1,638.0
Cost of revenue
Manufacturing	500.4	606.2	1,085.3	1,291.6
Leasing & Fleet Management	17.6	17.3	35.5	34.2
	518.0	623.5	1,120.8	1,325.8
Margin	69.5	138.6	172.8	312.2
Selling and administrative expense	57.4	64.6	117.3	126.6
Net gain on disposition of equipment	(13.0)	(9.6)	(30.7)	(9.8)
Earnings from operations	25.1	83.6	86.2	195.4
Interest and foreign exchange	13.7	21.7	29.2	45.1
Earnings before income tax and earnings from unconsolidated affiliates	11.4	61.9	57.0	150.3
Income tax expense	(1.7)	(20.0)	(14.0)	(53.4)
Earnings before earnings from unconsolidated affiliates	9.7	41.9	43.0	96.9
Earnings from unconsolidated affiliates	4.2	4.3	8.2	8.4
Net earnings	13.9	46.2	51.2	105.3
Net loss attributable to noncontrolling interest	1.1	5.7	0.2	1.9
Net earnings attributable to Greenbrier	$15.0	$51.9	$51.4	$107.2
Basic earnings per common share	$0.48	$1.66	$1.66	$3.42
Diluted earnings per common share	$0.47	$1.56	$1.62	$3.28
Weighted average common shares
Basic	30,917	31,376	30,935	31,311
Diluted	31,733	33,228	31,799	32,745

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In millions, unaudited)

	Three months ended February 28,		Six months ended February 28,
	2026	2025	2026	2025
Net earnings	$13.9	$46.2	$51.2	$105.3

Other comprehensive income (loss)
Translation adjustment	8.5	0.1	9.5	(11.2)
Reclassification of derivative financial instruments recognized in net earnings [1]	(3.2)	(3.4)	(5.7)	(6.9)
Unrealized gain on derivative financial instruments [2]	7.3	3.7	10.2	10.9
Other (net of tax effect)	(0.4)	0.4	(0.5)	0.4
	12.2	0.8	13.5	(6.8)
Comprehensive income	26.1	47.0	64.7	98.5
Comprehensive loss attributable to noncontrolling interest	1.1	5.7	0.2	1.9
Comprehensive income attributable to Greenbrier	$27.2	$52.7	$64.9	$100.4

1 Net of tax effect of $1.0 million and $0.8 million for the three months ended February 28, 2026 and 2025, respectively, and $1.5 million and $1.7 million for the six months ended February 28, 2026 and 2025, respectively.

2 Net of tax effect of $(2.1) million and $(2.0) million for the three months ended February 28, 2026 and 2025, respectively, and $(2.9) million and $(4.0) million for the six months ended February 28, 2026 and 2025, respectively.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2025	30.9	$346.9	$1,225.2	$(29.9)	$1,542.2	$158.8	$1,701.0	$34.5
Net earnings	—	—	15.0	—	15.0	0.4	15.4	(1.5)
Other comprehensive income, net	—	—	—	12.2	12.2	—	12.2	—
Noncontrolling interest adjustments	—	—	—	—	—	(2.5)	(2.5)	—
Joint venture partner distribution declared	—	—	—	—	—	(1.2)	(1.2)	—
Restricted stock awards (net of cancellations)	—	1.3	—	—	1.3	—	1.3	—
Unamortized restricted stock	—	(1.4)	—	—	(1.4)	—	(1.4)	—
Stock based compensation expense	—	5.9	—	—	5.9	—	5.9	—
Repurchase of stock	—	(0.4)	—	—	(0.4)	—	(0.4)	—
Cash dividends ($0.32 per share)	—	—	(10.2)	—	(10.2)	—	(10.2)	—
Balance February 28, 2026	30.9	$352.3	$1,230.0	$(17.7)	$1,564.6	$155.5	$1,720.1	$33.0

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2025	30.9	$364.7	$1,199.0	$(31.2)	$1,532.5	$165.2	$1,697.7	$35.8
Net earnings	—	—	51.4	—	51.4	2.6	54.0	(2.8)
Other comprehensive income, net	—	—	—	13.5	13.5	—	13.5	—
Noncontrolling interest adjustments	—	—	—	—	—	(4.4)	(4.4)	—
Joint venture partner distribution declared	—	—	—	—	—	(7.9)	(7.9)	—
Restricted stock awards (net of cancellations)	0.3	9.3	—	—	9.3	—	9.3	—
Unamortized restricted stock	—	(17.8)	—	—	(17.8)	—	(17.8)	—
Stock based compensation expense	—	9.4	—	—	9.4	—	9.4	—
Repurchase of stock	(0.3)	(13.3)	—	—	(13.3)	—	(13.3)	—
Cash dividends ($0.64 per share)	—	—	(20.4)	—	(20.4)	—	(20.4)	—
Balance February 28, 2026	30.9	$352.3	$1,230.0	$(17.7)	$1,564.6	$155.5	$1,720.1	$33.0

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance November 30, 2024	31.4	$373.8	$1,080.5	$(41.6)	$1,412.7	$162.3	$1,575.0	$43.1
Net earnings	—	—	51.9	—	51.9	(3.8)	48.1	(1.9)
Other comprehensive income, net	—	—	—	0.8	0.8	—	0.8	—
Noncontrolling interest adjustments	—	—	—	—	—	3.5	3.5	—
Joint venture partner distribution declared	—	—	—	—	—	(1.7)	(1.7)	—
Restricted stock awards (net of cancellations)	—	1.3	—	—	1.3	—	1.3	—
Unamortized restricted stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Stock based compensation expense	—	4.5	—	—	4.5	—	4.5	—
Cash dividends ($0.30 per share)	—	—	(9.7)	—	(9.7)	—	(9.7)	—
Balance February 28, 2025	31.4	$378.3	$1,122.7	$(40.8)	$1,460.2	$160.3	$1,620.5	$41.2

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2024	31.1	$375.1	$1,035.0	$(34.0)	$1,376.1	$160.5	$1,536.6	$41.7
Net earnings	—	—	107.2	—	107.2	(1.4)	105.8	(0.5)
Other comprehensive loss, net	—	—	—	(6.8)	(6.8)	—	(6.8)	—
Noncontrolling interest adjustments	—	—	—	—	—	7.9	7.9	—
Joint venture partner distribution declared	—	—	—	—	—	(6.7)	(6.7)	—
Restricted stock awards (net of cancellations)	0.3	12.6	—	—	12.6	—	12.6	—
Unamortized restricted stock	—	(18.1)	—	—	(18.1)	—	(18.1)	—
Stock based compensation expense	—	8.7	—	—	8.7	—	8.7	—
Cash dividends ($0.60 per share)	—	—	(19.5)	—	(19.5)	—	(19.5)	—
Balance February 28, 2025	31.4	$378.3	$1,122.7	$(40.8)	$1,460.2	$160.3	$1,620.5	$41.2

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Six months ended February 28,
	2026	2025
Cash flows from operating activities
Net earnings	$51.2	$105.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	6.4	13.4
Depreciation and amortization	64.0	59.6
Net gain on disposition of equipment	(30.7)	(9.8)
Stock based compensation expense	9.4	8.7
Earnings from unconsolidated affiliates	(8.2)	(8.4)
Noncontrolling interest adjustments	(4.4)	7.9
Other	(4.3)	1.6
Decrease (increase) in assets:
Accounts receivable, net	53.0	(17.7)
Income tax receivable	32.6	13.7
Inventories	42.1	49.0
Leased railcars for syndication	49.9	(146.4)
Other assets	16.0	8.5
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(66.2)	(34.8)
Deferred revenue	24.1	(22.1)
Net cash provided by operating activities	234.9	28.5
Cash flows from investing activities
Proceeds from sales of assets	122.2	55.6
Capital expenditures	(87.6)	(126.4)
Other	(3.5)	5.8
Net cash provided by (used in) investing activities	31.1	(65.0)
Cash flows from financing activities
Net change in debt with maturities of 90 days or less	(5.0)	11.9
Proceeds from debt with maturities longer than 90 days	435.6	46.2
Repayments of debt with maturities longer than 90 days	(416.2)	(56.8)
Debt issuance costs	(5.4)	(1.0)
Repurchase of stock	(13.3)	—
Dividends	(21.5)	(19.8)
Cash distribution to joint venture partner	(7.9)	(6.7)
Tax payments for net share settlement of restricted stock	(8.5)	(5.5)
Net cash used in financing activities	(42.2)	(31.7)
Effect of exchange rate changes	12.8	1.5
Increase (decrease) in Cash and cash equivalents and Restricted cash	236.6	(66.7)
Cash and cash equivalents and Restricted cash
Beginning of period	326.4	368.6
End of period	$563.0	$301.9
Balance sheet reconciliation
Cash and cash equivalents	$521.8	$263.5
Restricted cash	41.2	38.4
Total Cash and cash equivalents and Restricted cash as presented above	$563.0	$301.9
Cash paid during the period for
Interest	$39.3	$36.8
Income taxes (received) paid, net	$(20.3)	$15.8
Non-cash activity
Transfers from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$27.6	$42.5
Capital expenditures accrued in Accounts payable and accrued liabilities	$4.7	$5.4
Change in Accounts payable and accrued liabilities associated with dividends declared	$1.1	$0.3

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries as of February 28, 2026 and for the three and six months ended February 28, 2026 and February 28, 2025 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. References in this Quarterly Report on Form 10-Q to the “Company,” “Greenbrier,” “we,” “us” and “our” refer to The Greenbrier Companies, Inc. and, where appropriate, its subsidiaries. All references to years refer to the fiscal years ended August 31st unless otherwise noted. The results of operations for the three and six months ended February 28, 2026 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2026.

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

During the three and six months ended February 28, 2026, the Company repurchased a total of 10 thousand and 313 thousand shares for $0.4 million and $13.3 million, respectively, which were repurchased under the current authorization of the share repurchase plan. There were no share repurchases during the three and six months ended February 28, 2025. As of February 28, 2026, the amount remaining for repurchase under the share repurchase program was $64.5 million.

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

Note 2 – Revenue Recognition

The following table presents the Company's revenue disaggregated by category:

	Three months ended February 28,		Six months ended February 28,
(in millions)	2026	2025	2026	2025
Manufacturing:
Railcar sales	$456.6	$622.9	$1,023.2	$1,350.9
Railcar maintenance	84.9	90.0	175.3	192.9
	541.5	712.9	1,198.5	1,543.8
Leasing & Fleet Management	46.0	49.2	95.1	94.2
	$587.5	$762.1	$1,293.6	$1,638.0

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for new railcars and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in millions)	Balance sheet classification	February 28, 2026	August 31, 2025	$ Change
Contract assets	Accounts receivable, net	$4.5	$5.9	$(1.4)
Contract assets	Inventories	$8.9	$9.4	$(0.5)
Contract liabilities (1)	Deferred revenue	$30.1	$40.1	$(10.0)

(1) Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three and six months ended February 28, 2026, the Company recognized $4.0 million and $24.2 million, respectively, of revenue that was included in Contract liabilities as of August 31, 2025.

Performance obligations

The Company has entered into contracts with customers for which revenue has not yet been recognized as of February 28, 2026. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	February 28, 2026
Manufacturing:
Railcar sales	$1,201.2
Railcar maintenance	$43.5
Leasing & Fleet Management:
Fleet management	$144.2

Based on current production and delivery schedules and existing contracts, approximately $556.0 million of Railcar sales performance obligations are expected to be recognized through 2026 while the remaining amount is expected to be recognized in 2027 and beyond. Approximately $41.8 million of Railcar maintenance performance obligations are expected to be recognized in 2026 while the remaining amount is expected to be recognized in 2027. Fleet management performance obligations include management and maintenance service contracts of which approximately $90.4 million is expected to be recognized through 2030 and the remaining amount is expected to be recognized through 2037.

Note 3 – Inventories

The following table summarizes the Company’s Inventories balances:

(in millions)	February 28, 2026	August 31, 2025
Manufacturing supplies and raw materials	$400.1	$439.4
Work-in-process	127.1	158.9
Finished goods	102.4	97.7
Excess and obsolete adjustment	(8.5)	(7.7)
	$621.1	$688.3

Note 4 – Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable Intangibles and other assets, net balances:

(in millions)	February 28, 2026	August 31, 2025
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(76.2)	(74.8)
Other intangible assets	42.5	42.3
Accumulated amortization	(32.0)	(30.1)
	21.8	24.9
Intangible assets not subject to amortization	2.3	2.3
Prepaid and other assets	40.9	44.3
Operating lease right-of-use assets	78.1	84.2
Nonqualified savings plan investments	70.1	59.4
Debt issuance costs, net	6.1	7.2
Deferred tax assets	30.0	41.9
	$249.3	$264.2

Note 5 – Accounts Payable and Accrued Liabilities

The following table summarizes the Company’s Accounts payable and accrued liabilities balances:

(in millions)	February 28, 2026	August 31, 2025
Trade payables	$230.5	$264.0
Accrued payroll and related liabilities	158.3	169.0
Other accrued liabilities	94.4	113.9
Operating lease liabilities	78.2	84.9
Accrued warranty	19.1	19.9
	$580.5	$651.7

Note 6 – Accrued Warranty

The following table summarizes the Company’s Accrued warranty activity:

	Three months ended February 28,		Six months ended February 28,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$19.8	$23.8	$19.9	$23.8
Charged to cost of revenue, net	1.3	2.0	4.3	3.8
Payments	(2.1)	(1.8)	(5.1)	(3.3)
Currency translation effect	0.1	—	—	(0.3)
Balance at end of period	$19.1	$24.0	$19.1	$24.0

Note 7 – Debt, net

Recourse debt is debt where the lender may pursue repayment beyond the value of any pledged collateral and is generally secured by general assets of the Company. Non-recourse debt is debt where the lender’s ability to pursue repayment from the Company is limited to the value of the specific assets collateralized by the debt.

The following table summarizes the Company’s recourse and non-recourse debt balances:

(In millions)	February 28, 2026	August 31, 2025
Corporate and other — Recourse:
Revolving credit facilities
North America	$—	$5.0
Europe	100.7	77.6
Mexico	5.0	70.0
	105.7	152.6
Corporate senior term debt	243.8	250.0
2.875% Convertible senior notes, due 2028	373.8	373.8
Other notes payable	2.7	1.4
	726.0	777.8
Debt discount and issuance costs	(5.5)	(6.6)
Debt, net — Recourse	720.5	771.2

Lease fleet and other – Non-recourse:
Leasing warehouse credit facility	—	222.3
Leasing senior term debt	302.1	308.2
Leasing GBXL I asset-backed term notes	748.5	456.2
European debt	3.5	—
	1,054.1	986.7
Debt discount and issuance costs	(11.9)	(7.0)
Debt, net — Non-recourse	1,042.2	979.7
Total Debt, net	$1,762.7	$1,750.9

Corporate and other – Recourse

North American revolving credit facility

As of February 28, 2026, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. The North American credit facility is secured by substantially all the Company's U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility, or the railcar asset-backed securities. The North American credit facility had $373.7 million available for borrowing as of February 28, 2026. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Outstanding commitments under the North American credit facility included letters of credit which totaled $30.2 million and $5.4 million as of February 28, 2026 and August 31, 2025, respectively. Advances under the North American credit facility bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. The North America credit facility matures in May 2030.

European revolving credit facilities

As of February 28, 2026, lines of credit totaling $135.8 million, secured by certain of the Company’s European assets, were available for working capital needs of the Company’s European manufacturing operations. The European credit facilities had $35.1 million available for borrowing as of February 28, 2026. The European lines of credit include $60.3 million which is guaranteed by the Company. The European credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.10% to WIBOR plus 1.30% and Euro Interbank Offered Rate (EURIBOR) plus 1.00% to EURIBOR plus 1.90%. The European credit facilities are regularly renewed and currently have maturities that range from June 2026 through November 2027.

Mexican revolving credit facilities

As of February 28, 2026, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $156.0 million for working capital needs, $56.0 million of which the Company and its joint venture partner have each guaranteed 50%. The Mexican credit facilities had $151.0 million available for borrowing as of February 28, 2026. Advances under these facilities bear interest at variable rates that range from SOFR plus 1.96% to SOFR plus 4.25%. Currently, the Mexican credit facilities have maturities that range from June 2026 through March 2027.

Lease fleet and other – Non-recourse

Leasing warehouse credit facility

As of February 28, 2026, a $450.0 million non-recourse warehouse credit facility existed to support the operations of the Company's leasing business in North America. Advances under this facility are secured by a pool of leased railcars and bear interest at SOFR plus 1.70%. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Leasing GBXL I asset-backed term notes

GBX Leasing 2022-1 LLC (GBXL I) was formed as a wholly owned special purpose entity of GBX Leasing to securitize the leasing assets of GBX Leasing. On February 4, 2026, GBXL I (Issuer) issued $300.0 million of term notes secured by a portfolio of railcars and associated operating leases and other assets, acquired and owned by GBXL I (the 2026 GBXL Notes). Issued debt of GBXL I as of February 28, 2026 also includes the GBXL I Series 2022-1 Notes and the GBXL I Series 2023-1 Notes, as described in Note 11 of our 2025 Annual Report on Form 10-K, and the 2026 GBXL Notes, collectively the GBXL Notes. GBX Leasing used a portion of the net proceeds received from the issuance of the term notes to pay down the Leasing warehouse credit facility.

The 2026 GBXL Notes include $280.4 million of GBXL I Series 2026-1 Class A Secured Railcar Equipment Notes (2026 Class A Notes) and $19.6 million of GBXL I Series 2026-1 Class B Secured Railcar Equipment Notes (2026 Class B Notes). The 2026 GBXL Notes bear interest at fixed rates of 5.13% and 5.30% for the 2026 Class A Notes and 2026 Class B Notes, respectively. The 2026 GBXL Notes are payable monthly, with a contractual maturity date of February 22, 2056 and an anticipated repayment date of February 21, 2033. While the contractual maturity date is in 2056, the cash flows generated from the railcar assets will pay down the 2026 GBXL Notes in line with the agreement, which based on expected cash flow payments, would result in repayment in advance of the contractual maturity date. If the principal amount of the 2026 GBXL Notes has not been repaid in full by the anticipated repayment date, then the Issuer will also be required to pay additional interest to the holders at a rate equal to 4.00% per annum.

The GBXL Notes are obligations of the Issuer only and are non-recourse to Greenbrier. The GBXL Notes are subject to a Master Indenture between the Issuer and U.S. Bank Trust Company, National Association, as trustee, as supplemented by the Series 2022-1 Supplement dated February 9, 2022, the Series 2023-1 Supplement dated November 20, 2023, and the Series 2026-1 Supplement dated February 4, 2026. The GBXL Notes may be subject to acceleration upon the occurrence of certain events of default.

The following table summarizes the Issuer's net carrying amount of the debt and related assets.

(in millions)	February 28, 2026	August 31, 2025
Assets
Restricted cash	$28.5	$7.6
Equipment on operating leases, net	$935.0	$609.7
Liabilities
Notes payable, net	$738.9	$449.6

European debt

In January 2026, the Company entered into a loan agreement with a commitment of up to $50.9 million to support the Company's European operations. The European debt is secured by a pool of leased railcars and is non-recourse to Greenbrier. The European debt bears interest at a rate of EURIBOR plus 3.50% and matures in January 2031.

Note 8 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL), net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, November 30, 2025	$9.4	$(36.4)	$(2.9)	$(29.9)
Other comprehensive income (loss) before reclassifications	7.3	8.5	(0.4)	15.4
Amounts reclassified from AOCL	(3.2)	—	—	(3.2)
Balance, February 28, 2026	$13.5	$(27.9)	$(3.3)	$(17.7)

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, August 31, 2025	$9.0	$(37.4)	$(2.8)	$(31.2)
Other comprehensive income (loss) before reclassifications	10.2	9.5	(0.5)	19.2
Amounts reclassified from AOCL	(5.7)	—	—	(5.7)
Balance, February 28, 2026	$13.5	$(27.9)	$(3.3)	$(17.7)

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, November 30, 2024	$18.9	$(58.3)	$(2.2)	$(41.6)
Other comprehensive income (loss) before reclassifications	3.7	0.1	0.4	4.2
Amounts reclassified from AOCL	(3.4)	—	—	(3.4)
Balance, February 28, 2025	$19.2	$(58.2)	$(1.8)	$(40.8)

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, August 31, 2024	$15.2	$(47.0)	$(2.2)	$(34.0)
Other comprehensive income (loss) before reclassifications	10.9	(11.2)	0.4	0.1
Amounts reclassified from AOCL	(6.9)	—	—	(6.9)
Balance, February 28, 2025	$19.2	$(58.2)	$(1.8)	$(40.8)

Note 9 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three months ended February 28,		Six months ended February 28,
(In thousands)	2026	2025	2026	2025
Weighted average basic common shares outstanding	30,917	31,376	30,935	31,311
Dilutive effect of 2.875% convertible notes due 2028 (1)	—	893	—	488
Dilutive effect of restricted stock units (2)	816	959	864	946
Weighted average diluted common shares outstanding	31,733	33,228	31,799	32,745

(1) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three and six months ended February 28, 2026 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

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

	Three months ended February 28,		Six months ended February 28,
(in millions, except number of shares which are reflected in thousands, and per share amounts)	2026	2025	2026	2025
Net earnings attributable to Greenbrier	$15.0	$51.9	$51.4	$107.2
Weighted average basic common shares outstanding	30,917	31,376	30,935	31,311
Basic earnings per share	$0.48	$1.66	$1.66	$3.42

Net earnings attributable to Greenbrier	$15.0	$51.9	$51.4	$107.2
Weighted average diluted common shares outstanding	31,733	33,228	31,799	32,745
Diluted earnings per share	$0.47	$1.56	$1.62	$3.28

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

At February 28, 2026 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros, the purchase of U.S. Dollars and the sale of Euros, and the purchase and sale of Mexican Pesos and U.S. Dollars, aggregated to $288.3 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through March 2027, any such gain or loss remaining will be recognized in Manufacturing Revenue or Cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in AOCL would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At February 28, 2026 exchange rates, approximately $7.6 million would be reclassified to Manufacturing Revenue and Cost of revenue in the next year.

At February 28, 2026, interest rate swap agreements maturing from August 2027 through January 2032 had notional amounts that aggregated to $473.8 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from AOCL and charged or credited to interest expense. At February 28, 2026 interest rates, approximately $4.3 million would be reclassified to Interest and foreign exchange in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		February 28, 2026	August 31, 2025		February 28, 2026	August 31, 2025
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$10.0	$5.4	Accounts payable and accrued liabilities	$0.1	$2.9
Interest rate swap contracts	Accounts receivable, net	10.3	13.6	Accounts payable and accrued liabilities	0.5	0.7
		$20.3	$19.0		$0.6	$3.6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$0.1	$—	Accounts payable and accrued liabilities	$—	$—

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Three months ended February 28, 2026 and 2025

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCL on derivatives three months ended February 28,		Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income three months ended February 28,
	2026	2025		2026	2025
Foreign exchange contracts	$0.4	$4.4	Revenue	$0.5	$1.1
Foreign exchange contracts	6.2	0.2	Cost of revenue	1.8	—
Interest rate swap contracts	2.8	1.1	Interest and foreign exchange	1.9	3.1
	$9.4	$5.7		$4.2	$4.2

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended February 28,
		2026	2025
Foreign exchange contracts	Interest and foreign exchange	$(0.4)	$(0.2)

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Six months ended February 28, 2026 and 2025

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCL on derivatives six months ended February 28,		Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income six months ended February 28,
	2026	2025		2026	2025
Foreign exchange contracts	$1.6	$3.1	Revenue	$0.6	$1.6
Foreign exchange contracts	8.4	(0.2)	Cost of revenue	2.1	(0.1)
Interest rate swap contracts	3.1	12.0	Interest and foreign exchange	4.5	7.1
	$13.1	$14.9		$7.2	$8.6

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives six months ended February 28,
		2026	2025
Foreign exchange contracts	Interest and foreign exchange	$—	$(0.3)

The following table presents the location and amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges were recorded for the three and six months ended February 28, 2026 and 2025:

	Three months ended February 28,		Six months ended February 28,
	2026	2025	2026	2025
Total Revenue	$587.5	$762.1	$1,293.6	$1,638.0
Gain (loss) on cash flow hedges in Revenue
Foreign exchange contracts:
Gain (loss) reclassified from AOCL	$0.5	$1.1	$0.6	$1.6
Amount excluded from effectiveness testing	$0.6	$(1.4)	$1.2	$(0.6)

Total Cost of revenue	$518.0	$623.5	$1,120.8	$1,325.8
Gain (loss) on cash flow hedges in Cost of revenue
Foreign exchange contracts:
Gain (loss) reclassified from AOCL	$1.8	$—	$2.1	$(0.1)
Amount excluded from effectiveness testing	$—	$—	$0.1	$—

Total Interest and foreign exchange	$13.7	$21.7	$29.2	$45.1
Gain (loss) on cash flow hedges in Interest and foreign exchange
Interest rate swap contracts:
Gain (loss) reclassified from AOCL	$1.9	$3.1	$4.5	$7.1

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

For the three months ended February 28, 2026:

(in millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$541.5	$46.0	$587.5
Intersegment revenue	10.1	0.1	10.2
	551.6	46.1	597.7
Elimination of intersegment revenues			(10.2)
Total consolidated revenues			587.5
Cost of revenue
Cost of revenue from external customers	500.4	17.6	518.0
Intersegment cost of revenue	10.1	0.1	10.2
	510.5	17.7	528.2
Margin	41.1	28.4	69.5
Selling and administrative	20.6	5.7
Net gain on disposition of equipment	(0.2)	(12.8)
Segment earnings from operations	$20.7	$35.5	$56.2

For the six months ended February 28, 2026:

(in millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$1,198.5	$95.1	$1,293.6
Intersegment revenue	20.2	0.1	20.3
	1,218.7	95.2	1,313.9
Elimination of intersegment revenues			(20.3)
Total consolidated revenues			1,293.6
Cost of revenue
Cost of revenue from external customers	1,085.3	35.5	1,120.8
Intersegment cost of revenue	20.2	0.1	20.3
	1,105.5	35.6	1,141.1
Margin	113.2	59.6	172.8
Selling and administrative	44.0	10.7
Net gain on disposition of equipment	(0.1)	(30.6)
Segment earnings from operations	$69.3	$79.5	$148.8

For the three months ended February 28, 2025:

(in millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$712.9	$49.2	$762.1
Intersegment revenue	53.1	0.2	53.3
	766.0	49.4	815.4
Elimination of intersegment revenues			(53.3)
Total consolidated revenues			762.1
Cost of revenue
Cost of revenue from external customers	606.2	17.3	623.5
Intersegment cost of revenue	43.4	0.2	43.6
	649.6	17.5	667.1
Elimination of intersegment margin	(9.7)	—	(9.7)
Margin	106.7	31.9	138.6
Selling and administrative	26.1	6.7
Net gain on disposition of equipment	(0.2)	(9.4)
Segment earnings from operations	$80.8	$34.6	$115.4

For the six months ended February 28, 2025:

(in millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$1,543.8	$94.2	$1,638.0
Intersegment revenue	55.9	0.4	56.3
	1,599.7	94.6	1,694.3
Elimination of intersegment revenues			(56.3)
Total consolidated revenues			1,638.0
Cost of revenue
Cost of revenue from external customers	1,291.6	34.2	1,325.8
Intersegment cost of revenue	46.2	0.4	46.6
	1,337.8	34.6	1,372.4
Elimination of intersegment margin	(9.7)	—	(9.7)
Margin	252.2	60.0	312.2
Selling and administrative	50.0	13.1
Net gain on disposition of equipment	(0.2)	(9.6)
Segment earnings from operations	$202.4	$56.5	$258.9

Reconciliation of Segment earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three months ended February 28,		Six months ended February 28,
(in millions)	2026	2025	2026	2025
Segment earnings from operations
Manufacturing	$20.7	$80.8	$69.3	$202.4
Leasing & Fleet Management	35.5	34.6	79.5	56.5
	56.2	115.4	148.8	258.9
Corporate	(31.1)	(31.8)	(62.6)	(63.5)
Earnings from operations	25.1	83.6	86.2	195.4
Interest and foreign exchange	13.7	21.7	29.2	45.1
Earnings before income tax and earnings from unconsolidated affiliates	$11.4	$61.9	$57.0	$150.3

The following tables present selected financial information by segment.

	Total assets
(in millions)	February 28, 2026	August 31, 2025
Manufacturing	$1,927.1	$2,085.9
Leasing & Fleet Management	1,806.5	1,858.4
Unallocated, including cash	606.1	416.3
	$4,339.7	$4,360.6

	Three months ended February 28,		Six months ended February 28,
(in millions)	2026	2025	2026	2025
Depreciation and amortization:
Manufacturing	$20.8	$19.4	$42.2	$38.1
Leasing & Fleet Management	10.7	11.0	21.8	21.5
	$31.5	$30.4	$64.0	$59.6

Capital expenditures:
Manufacturing	$17.2	$30.0	$37.9	$87.9
Leasing & Fleet Management	12.9	37.3	49.7	38.5
	$30.1	$67.3	$87.6	$126.4

Note 12 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $129.1 million and $123.0 million as of February 28, 2026 and August 31, 2025, respectively. Depreciation expense was $9.2 million and $18.8 million for the three and six months ended February 28, 2026, respectively, and $9.5 million and $18.1 million for the three and six months ended February 28, 2025, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately 10 years. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended February 28, 2026 was $34.8 million and $71.7 million, which included $4.4 million and $10.1 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and six months ended February 28, 2025 was $35.6 million and $67.6 million, which included $6.2 million and $10.5 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at February 28, 2026, will mature as follows:

(in millions)
Remaining six months of 2026	$61.3
2027	107.5
2028	89.2
2029	67.9
2030	49.9
Thereafter	94.3
$470.1

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and six months ended February 28, 2026 and 2025, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 73 years, with some including options to extend up to 9 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at each lease commencement date. The Company considers its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three months ended February 28,		Six months ended February 28,
(in millions)	2026	2025	2026	2025
Operating lease expense	$5.0	$5.0	$10.3	$9.3
Short-term lease expense	0.6	1.6	1.5	3.1
Total	$5.6	$6.6	$11.8	$12.4

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at February 28, 2026, will mature as follows:

(in millions)
Remaining six months of 2026	$9.2
2027	15.9
2028	14.9
2029	12.8
2030	9.5
Thereafter	30.1
Total lease payments	$92.4
Less: Imputed interest	(14.2)
Total lease obligations	$78.2

The table below presents additional information related to the Company’s operating leases:

	February 28, 2026	August 31, 2025
Weighted average remaining lease term (years)	10.7	10.6
Weighted average discount rate	4.6%	4.5%

Supplemental cash flow information related to leases were as follows:

	Six months ended February 28,
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9.8	$8.8
ROU assets obtained in exchange for lease liabilities:
Operating leases	$1.1	$32.9

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

As of February 28, 2026, the Company had outstanding letters of credit aggregating to $30.2 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of February 28, 2026 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$20.4	$—	$20.4	$—
Nonqualified savings plan investments	70.1	70.1	—	—
Cash equivalents	347.4	347.4	—	—
	$437.9	$417.5	$20.4	$—
Liabilities:
Derivative financial instruments	$0.6	$—	$0.6	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2025 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$19.0	$—	$19.0	$—
Nonqualified savings plan investments	59.4	59.4	—	—
Cash equivalents	134.0	134.0	—	—
	$212.4	$193.4	$19.0	$—
Liabilities:
Derivative financial instruments	$3.6	$—	$3.6	$—

(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 10 - Derivative Instruments to the Condensed Consolidated Financial Statements for further discussion.

Note 15 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $1.9 million and $3.6 million of railcar components from Axis for the three and six months ended February 28, 2026, respectively, and $1.6 million and $4.7 million for the three and six months ended February 28, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in two reportable segments: Manufacturing and Leasing & Fleet Management. Our segments are operationally integrated. The Manufacturing segment designs, builds and markets freight railcars and component parts in North America and Europe. We also perform sustainable conversions and railcar maintenance, which includes wheel and axle services. The Leasing & Fleet Management segment owns and leases approximately 16,800 railcars as of February 28, 2026. We offer railcar management, regulatory compliance services and leasing services to railroads and other railcar owners in North America.

We continue to operate in an environment characterized by ongoing macroeconomic uncertainty, including inflationary pressures, potential impacts from global trade tensions and tariffs, volatility in foreign exchange and interest rates and geopolitical instability. We believe that a sustained economic slowdown or continued supply chain disruption could significantly affect our operations and financial performance. Such developments could impact our business both directly and indirectly. Direct impacts may include higher costs for raw materials, labor and manufacturing inputs. Indirectly, a weaker macroeconomic environment could reduce demand for new railcar orders and leasing activity.

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

Backlog

Our railcar backlog was 15,200 units with an estimated value of $2.1 billion as of February 28, 2026, with deliveries extending into 2027 and beyond. Our backlog includes approximately $650 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Approximately 13% of backlog units and 12% of estimated backlog value as of February 28, 2026 was associated with our Brazilian manufacturing operations which is accounted for under the equity method.

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

Three Months Ended February 28, 2026 Compared to the Three Months Ended February 28, 2025

Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three months ended February 28,
(in millions, except per share amounts)	2026	2025
Revenue
Manufacturing	$541.5	$712.9
Leasing & Fleet Management	46.0	49.2
	587.5	762.1
Cost of revenue
Manufacturing	500.4	606.2
Leasing & Fleet Management	17.6	17.3
	518.0	623.5
Margin
Manufacturing	41.1	106.7
Leasing & Fleet Management	28.4	31.9
	69.5	138.6
Selling and administrative expense	57.4	64.6
Net gain on disposition of equipment	(13.0)	(9.6)
Earnings from operations	25.1	83.6
Interest and foreign exchange	13.7	21.7
Earnings before income tax and earnings from unconsolidated affiliates	11.4	61.9
Income tax expense	(1.7)	(20.0)
Earnings before earnings from unconsolidated affiliates	9.7	41.9
Earnings from unconsolidated affiliates	4.2	4.3
Net earnings	13.9	46.2
Net loss attributable to noncontrolling interest	1.1	5.7
Net earnings attributable to Greenbrier	$15.0	$51.9
Diluted earnings per common share	$0.47	$1.56

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three months ended February 28,
(in millions)	2026	2025
Earnings (loss) from operations:
Manufacturing	$20.7	$80.8
Leasing & Fleet Management	35.5	34.6
Corporate	(31.1)	(31.8)
	$25.1	$83.6

Consolidated Results

	Three months ended February 28,
(in millions)	2026	2025	Increase (Decrease)	% Change
Revenue	$587.5	$762.1	$(174.6)	(22.9%)
Cost of revenue	$518.0	$623.5	$(105.5)	(16.9%)
Margin (%)	11.8%	18.2%	(6.4%)	*
Net earnings attributable to Greenbrier	$15.0	$51.9	$(36.9)	(71.1%)

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

Revenue decreased $174.6 million or 22.9% for the three months ended February 28, 2026 as compared to the three months ended February 28, 2025 primarily due to a 32.0% decrease in deliveries and a change in railcar manufacturing product mix.

Cost of revenue decreased $105.5 million or 16.9% for the three months ended February 28, 2026 as compared to the three months ended February 28, 2025 primarily due to a 32.0% decrease in deliveries and a change in railcar manufacturing product mix.

Margin percentage decreased 6.4% for the three months ended February 28, 2026 compared to the three months ended February 28, 2025 primarily due to an unfavorable change in railcar manufacturing product mix and operating at lower volumes during the three months ended February 28, 2026.

Net earnings attributable to Greenbrier decreased $36.9 million for the three months ended February 28, 2026 as compared to the three months ended February 28, 2025 primarily due to:

•
$69.1 million decrease in Margin attributable to a 32.0% decrease in deliveries and a change in railcar manufacturing product mix.

This was partially offset by the following:

•
$18.3 million change in Income tax expense due to lower pre-tax earnings and net favorable discrete items related to foreign currency exchange rates at our U.S. Dollar denominated foreign operations.
•
$8.0 million decrease in Interest and foreign exchange expense resulting from the change in the Mexican Peso's and Brazilian Real's foreign exchange rates relative to the U.S. Dollar and higher interest income.
•
$7.2 million decrease in Selling and administrative expense primarily attributed to lower employee-related costs.

Manufacturing Segment

	Three months ended February 28,
(In millions, except railcar deliveries)	2026	2025	Increase (Decrease)	% Change
Revenue	$541.5	$712.9	$(171.4)	(24.0%)
Cost of revenue	$500.4	$606.2	$(105.8)	(17.5%)
Margin (%)	7.6%	15.0%	(7.4%)	*
Earnings from operations ($)	$20.7	$80.8	$(60.1)	(74.4%)
Earnings from operations (%)	3.8%	11.3%	(7.5%)	*
Deliveries	3,400	5,000	(1,600)	(32.0%)

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products and components, syndication activity associated with leases attached to new railcar sales and performing sustainable conversion services. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue decreased $171.4 million or 24.0% for the three months ended February 28, 2026 compared to the three months ended February 28, 2025 primarily due to a 32.0% decrease in deliveries and a change in railcar manufacturing product mix.

Manufacturing Cost of revenue decreased $105.8 million or 17.5% for the three months ended February 28, 2026 compared to the three months ended February 28, 2025. The decrease was primarily attributed to a 32.0% decline in deliveries and a change in railcar manufacturing product mix during the three months ended February 28, 2026.

Manufacturing Margin percentage decreased 7.4% for the three months ended February 28, 2026 compared to the three months ended February 28, 2025. The decrease was primarily attributed to an unfavorable change in railcar manufacturing product mix and operating at lower volumes during the three months ended February 28, 2026.

Manufacturing Earnings from operations decreased $60.1 million for the three months ended February 28, 2026 compared to the three months ended February 28, 2025. The decrease was primarily attributed to a 32.0% decrease in deliveries and a change in railcar manufacturing product mix during the three months ended February 28, 2026.

Leasing & Fleet Management Segment

	Three months ended February 28,
(in millions)	2026	2025	Increase (Decrease)	% Change
Revenue	$46.0	$49.2	$(3.2)	(6.5%)
Cost of revenue	$17.6	$17.3	$0.3	1.7%
Margin (%)	61.7%	64.8%	(3.1%)	*
Earnings from operations ($)	$35.5	$34.6	$0.9	2.6%
Earnings from operations (%)	77.2%	70.3%	6.9%	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management services and interim rent on leased railcars for syndication.

Leasing & Fleet Management Revenue decreased $3.2 million or 6.5% for the three months ended February 28, 2026 compared to the three months ended February 28, 2025. The decrease was primarily attributed to a $2.0 million decrease in interim rent on leased railcars for syndication during the three months ended February 28, 2026.

Leasing & Fleet Management Cost of revenue increased $0.3 million or 1.7% for the three months ended February 28, 2026 compared to the three months ended February 28, 2025. The increase was primarily due to ongoing costs related to servicing leased railcars for syndication during the three months ended February 28, 2026.

Leasing & Fleet Management Margin percentage decreased 3.1% for the three months ended February 28, 2026 compared to the three months ended February 28, 2025. The decrease was primarily attributed to ongoing costs related to servicing leased railcars for syndication during the three months ended February 28, 2026.

Leasing & Fleet Management Earnings from operations increased $0.9 million for the three months ended February 28, 2026 compared to the three months ended February 28, 2025. The increase was primarily attributed to a $3.4 million increase in net gain on disposition of equipment from higher sales of assets from our lease fleet partially offset by a decrease in interim rent on leased railcars for syndication during for the three months ended February 28, 2026.

Selling and Administrative Expense

	Three months ended February 28,
(in millions)	2026	2025	Increase (Decrease)	% Change
Selling and administrative expense	$57.4	$64.6	$(7.2)	(11.1%)

Selling and administrative expense was $57.4 million for the three months ended February 28, 2026 compared to $64.6 million for the prior comparable period. The $7.2 million decrease was primarily attributed to lower employee-related costs for the three months ended February 28, 2026.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $13.0 million for the three months ended February 28, 2026 compared to $9.6 million for the prior comparable period. The increase in Net gain on disposition of equipment was primarily attributed to higher sales of assets from our lease fleet during the three months ended February 28, 2026.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three months ended February 28,
(in millions)	2026	2025	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$16.1	$20.4	$(4.3)
Foreign exchange (gain) loss, net	(2.4)	1.3	(3.7)
	$13.7	$21.7	$(8.0)

The $8.0 million decrease in Interest and foreign exchange expense for the three months ended February 28, 2026 compared to the three months ended February 28, 2025 was primarily attributed to the change in the Mexican Peso's and Brazilian Real's foreign exchange rates relative to the U.S. Dollar and higher interest income during the three months ended February 28, 2026.

Income Tax

For the three months ended February 28, 2026, we had income tax expense of $1.7 million on pre-tax income of $11.4 million for an effective tax rate of 14.9%. The effective tax rate was impacted by net favorable discrete items related to foreign currency exchange rates at our U.S. Dollar denominated foreign operations.

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

Earnings From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components, including an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates were $4.2 million and $4.3 million for the three months ended February 28, 2026 and February 28, 2025, respectively.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $1.1 million for the three months ended February 28, 2026 compared to $5.7 million for the three months ended February 28, 2025. Net loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The $4.6 million change from the prior year is primarily a result of an increase in earnings due to higher railcar deliveries at our Mexican railcar manufacturing joint venture.

Six Months Ended February 28, 2026 Compared to the Six Months Ended February 28, 2025

Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Six months ended February 28,
(in millions, except per share amounts)	2026	2025
Revenue
Manufacturing	$1,198.5	$1,543.8
Leasing & Fleet Management	95.1	94.2
	1,293.6	1,638.0
Cost of revenue
Manufacturing	1,085.3	1,291.6
Leasing & Fleet Management	35.5	34.2
	1,120.8	1,325.8
Margin
Manufacturing	113.2	252.2
Leasing & Fleet Management	59.6	60.0
	172.8	312.2
Selling and administrative expense	117.3	126.6
Net gain on disposition of equipment	(30.7)	(9.8)
Earnings from operations	86.2	195.4
Interest and foreign exchange	29.2	45.1
Earnings before income tax and earnings from unconsolidated affiliates	57.0	150.3
Income tax expense	(14.0)	(53.4)
Earnings before earnings from unconsolidated affiliates	43.0	96.9
Earnings from unconsolidated affiliates	8.2	8.4
Net earnings	51.2	105.3
Net loss attributable to noncontrolling interest	0.2	1.9
Net earnings attributable to Greenbrier	$51.4	$107.2
Diluted earnings per common share	$1.62	$3.28

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Six months ended February 28,
(in millions)	2026	2025
Earnings (loss) from operations:
Manufacturing	$69.3	$202.4
Leasing & Fleet Management	79.5	56.5
Corporate	(62.6)	(63.5)
	$86.2	$195.4

Consolidated Results

	Six months ended February 28,
(in millions)	2026	2025	Increase (Decrease)	% Change
Revenue	$1,293.6	$1,638.0	$(344.4)	(21.0%)
Cost of revenue	$1,120.8	$1,325.8	$(205.0)	(15.5%)
Margin (%)	13.4%	19.1%	(5.7%)	*
Net earnings attributable to Greenbrier	$51.4	$107.2	$(55.8)	(52.1%)

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

Revenue decreased $344.4 million or 21.0% for the six months ended February 28, 2026 as compared to the six months ended February 28, 2025 primarily due to a 29.2% decrease in deliveries and a change in railcar manufacturing product mix.

Cost of revenue decreased $205.0 million or 15.5% for the six months ended February 28, 2026 as compared to the six months ended February 28, 2025 primarily due to a 29.2% decrease in deliveries and a change in railcar manufacturing product mix.

Margin percentage decreased 5.7% for the six months ended February 28, 2026 compared to the six months ended February 28, 2025 primarily due to an unfavorable change in railcar manufacturing product mix and operating at lower volumes during the six months ended February 28, 2026.

Net earnings attributable to Greenbrier decreased $55.8 million for the six months ended February 28, 2026 as compared to the six months ended February 28, 2025 primarily due to:

•
$139.4 million decrease in Margin attributable to a 29.2% decrease in deliveries and a change in railcar manufacturing product mix.

This was partially offset by the following:

•
$39.4 million decrease in Income tax expense due to lower pre-tax earnings.
•
$20.9 million increase in Net gain on disposition of equipment primarily attributed to higher sales of assets from our lease fleet.
•
$15.9 million decrease in Interest and foreign exchange expense resulting from the change in the Mexican Peso's and Brazilian Real's foreign exchange rates relative to the U.S. Dollar and higher interest income.
•
$9.3 million decrease in Selling and administrative expense primarily attributed to lower employee-related costs.

Manufacturing Segment

	Six months ended February 28,
(In millions, except railcar deliveries)	2026	2025	Increase (Decrease)	% Change
Revenue	$1,198.5	$1,543.8	$(345.3)	(22.4%)
Cost of revenue	$1,085.3	$1,291.6	$(206.3)	(16.0%)
Margin (%)	9.4%	16.3%	(6.9%)	*
Earnings from operations ($)	$69.3	$202.4	$(133.1)	(65.8%)
Earnings from operations (%)	5.8%	13.1%	(7.3%)	*
Deliveries	7,500	10,600	(3,100)	(29.2%)

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products and components, syndication activity associated with leases attached to new railcar sales and performing sustainable conversion services. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue decreased $345.3 million or 22.4% for the six months ended February 28, 2026 compared to the six months ended February 28, 2025 primarily due to a 29.2% decrease in deliveries and a change in railcar manufacturing product mix.

Manufacturing Cost of revenue decreased $206.3 million or 16.0% for the six months ended February 28, 2026 compared to the six months ended February 28, 2025. The decrease was primarily attributed to a 29.2% decline in deliveries and a change in railcar manufacturing product mix during the six months ended February 28, 2026.

Manufacturing Margin percentage decreased 6.9% for the six months ended February 28, 2026 compared to the six months ended February 28, 2025. The decrease was primarily attributed to an unfavorable change in railcar manufacturing product mix and operating at lower volumes during the six months ended February 28, 2026.

Manufacturing Earnings from operations decreased $133.1 million for the six months ended February 28, 2026 compared to the six months ended February 28, 2025. The decrease was primarily attributed to a 29.2% decrease in deliveries and a change in railcar manufacturing product mix during the six months ended February 28, 2026.

Leasing & Fleet Management Segment

	Six months ended February 28,
(in millions)	2026	2025	Increase (Decrease)	% Change
Revenue	$95.1	$94.2	$0.9	1.0%
Cost of revenue	$35.5	$34.2	$1.3	3.8%
Margin (%)	62.7%	63.7%	(1.0%)	*
Earnings from operations ($)	$79.5	$56.5	$23.0	40.7%
Earnings from operations (%)	83.6%	60.0%	23.6%	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management services and interim rent on leased railcars for syndication.

Leasing & Fleet Management Revenue increased $0.9 million or 1.0% for the six months ended February 28, 2026 compared to the six months ended February 28, 2025. The increase was primarily attributed to a $4.2 million increase in rents associated with growth of the lease fleet and improved lease rates for the six months ended February 28, 2026. This was partially offset by a $2.2 million decrease in interim rent on leased railcars for syndication during the six months ended February 28, 2026.

Leasing & Fleet Management Cost of revenue increased $1.3 million or 3.8% for the six months ended February 28, 2026 compared to the six months ended February 28, 2025. The increase was primarily due to ongoing costs related to servicing leased railcars for syndication and from a larger lease fleet during the six months ended February 28, 2026.

Leasing & Fleet Management Margin percentage decreased 1.0% for the six months ended February 28, 2026 compared to the six months ended February 28, 2025. The decrease was primarily attributed to ongoing costs related to servicing leased railcars for syndication partially offset by improved lease rates during the six months ended February 28, 2025.

Leasing & Fleet Management Earnings from operations increased $23.0 million for the six months ended February 28, 2026 compared to the six months ended February 28, 2025. The increase was primarily attributed to a $21.0 million increase in net gain on disposition of equipment from higher sales of assets from our lease fleet and increase in rents associated with growth of the lease fleet and improved lease rates for the six months ended February 28, 2026.

Selling and Administrative Expense

	Six months ended February 28,
(in millions)	2026	2025	Increase (Decrease)	% Change
Selling and administrative expense	$117.3	$126.6	$(9.3)	(7.3%)

Selling and administrative expense was $117.3 million for the six months ended February 28, 2026 compared to $126.6 million for the prior comparable period. The $9.3 million decrease was primarily attributed to lower employee-related costs for the six months ended February 28, 2026.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $30.7 million for the six months ended February 28, 2026 compared to $9.8 million for the prior comparable period. The increase in Net gain on disposition of equipment was primarily attributed to higher sales of assets from our lease fleet during the six months ended February 28, 2026.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Six months ended February 28,
(in millions)	2026	2025	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$32.5	$40.5	$(8.0)
Foreign exchange (gain) loss, net	(3.3)	4.6	(7.9)
	$29.2	$45.1	$(15.9)

The $15.9 million decrease in Interest and foreign exchange expense for the six months ended February 28, 2026 compared to the six months ended February 28, 2025 was primarily attributed to the change in the Mexican Peso's and Brazilian Real's foreign exchange rates relative to the U.S. Dollar and higher interest income during the six months ended February 28, 2026.

Income Tax

For the six months ended February 28, 2026, we had income tax expense of $14.0 million on pre-tax income of $57.0 million for an effective tax rate of 24.6%. The effective tax rate was impacted by net favorable discrete items related to foreign currency exchange rates at our U.S. Dollar denominated foreign operations.

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

Earnings From Unconsolidated Affiliates

Through unconsolidated affiliates we produce rail and industrial components, including an ownership stake in a railcar manufacturer in Brazil. We record the results from these unconsolidated affiliates on an after-tax basis.

Earnings from unconsolidated affiliates were $8.2 million and $8.4 million for the six months ended February 28, 2026 and 2025, respectively.

Noncontrolling Interest

Net loss attributable to noncontrolling interest was $0.2 million for the six months ended February 28, 2026 compared to $1.9 million for the six months ended February 28, 2025. Net loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations.

Liquidity and Capital Resources

	Six months ended February 28,
(in millions)	2026	2025
Net cash provided by operating activities	$234.9	$28.5
Net cash provided by (used in) investing activities	31.1	(65.0)
Net cash used in financing activities	(42.2)	(31.7)
Effect of exchange rate changes	12.8	1.5
Increase (decrease) in Cash and cash equivalents and Restricted cash	$236.6	$(66.7)

We continue to be financed through cash generated from operations and borrowings. At February 28, 2026 Cash and cash equivalents and Restricted cash were $563.0 million, an increase of $236.6 million from $326.4 million at August 31, 2025.

Cash Flows From Operating Activities

The $206.4 million increase in Net cash provided by operating activities for the six months ended February 28, 2026 compared to the six months ended February 28, 2025 was primarily due to a $196.3 million change in Leased railcars for syndication due to timing of syndication activity and a $97.5 million net change in working capital accounts, primarily Accounts receivable, net and Deferred revenue. This was partially offset by a $54.1 million decrease in Net earnings.

Cash Flows From Investing Activities

Net cash provided by (used in) investing activities primarily related to capital expenditures, net of proceeds from sale of assets. The $96.1 million change in Net cash provided by (used in) investing activities for the six months ended February 28, 2026 was primarily attributable to a $66.6 million increase in Proceeds from the sale of assets and a $38.8 million decrease in Capital expenditures compared to the six months ended February 28, 2025.

	Six months ended February 28,
(in millions)	2026	2025
Capital expenditures:
Leasing & Fleet Management	$(49.7)	$(38.5)
Manufacturing	(37.9)	(87.9)
Total capital expenditures (gross)	$(87.6)	$(126.4)
Proceeds from sales of assets	122.2	55.6
Total capital expenditures (net of proceeds)	$34.6	$(70.8)

Capital expenditures primarily relate to additions to our lease fleet and on-going investments in the safety, productivity and improvements of our facilities. Proceeds from the sale of assets primarily relate to sales of railcars from our lease fleet within Leasing & Fleet Management. Assets from our lease fleet are periodically sold in the normal course of business to accommodate customer demand and to manage risk and liquidity. Proceeds from sales of assets are expected to be approximately $175 million for 2026.

Gross capital expenditures for 2026 are expected to be approximately $300 million for Leasing & Fleet Management and approximately $80 million for Manufacturing, which includes the change in capital expenditures accrued in Accounts payable and accrued liabilities. Capital expenditures for 2026 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The $10.5 million change in Net cash used in financing activities for the six months ended February 28, 2026 compared to the six months ended February 28, 2025 was primarily attributed to a $13.3 million increase in the repurchase of stock during the six months ended February 28, 2026.

Dividend and Share Repurchase Program

A quarterly dividend of $0.34 per share was declared on March 31, 2026.

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

During the six months ended February 28, 2026, we repurchased a total of 313 thousand shares for $13.3 million. There were no share repurchases during the six months ended February 28, 2025. As of February 28, 2026, the amount remaining for repurchase under the share repurchase program was $64.5 million.

Cash, Borrowing Availability and Credit Facilities

As of February 28, 2026, we had $521.8 million in Cash and cash equivalents and $559.8 million in available borrowings. The available balance to draw under committed credit facilities includes $373.7 million on the North American credit facility, $151.0 million on the Mexican credit facilities and $35.1 million on the European credit facilities.

Senior secured credit facilities aggregated to $1.3 billion as of February 28, 2026 which consisted of the following components:

Lease fleet — Non-recourse

Leasing warehouse credit facility – As of February 28, 2026, a $450.0 million non-recourse warehouse credit facility existed to support the operations of our leasing business in North America. Advances under this facility are secured by a pool of leased railcars and bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.70%. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Corporate and other — Recourse

North American revolving credit facility – As of February 28, 2026, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. The North American credit facility is secured by substantially all our U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility, or the railcar asset-backed securities. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Outstanding commitments under the North American credit facility included letters of credit which totaled $30.2 million and $5.4 million as of February 28, 2026 and August 31, 2025, respectively. Advances under the North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. The North America credit facility matures in May 2030.

European revolving credit facilities – As of February 28, 2026, lines of credit totaling $135.8 million, secured by certain of our European assets, were available for working capital needs of our European manufacturing operations. The European lines of credit include $60.3 million which is guaranteed by us. The European credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.10% to WIBOR plus 1.30% and Euro Interbank Offered Rate (EURIBOR) plus 1.00% to EURIBOR plus 1.90%. The European credit facilities are regularly renewed and currently have maturities that range from June 2026 through November 2027.

Mexican revolving credit facilities – As of February 28, 2026, our Mexican railcar manufacturing operations had lines of credit totaling $156.0 million for working capital needs, $56.0 million of which the Company and its joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 1.96% to SOFR plus 4.25%. Currently, the Mexican credit facilities have maturities that range from June 2026 through March 2027.

The following table summarizes our credit facility balances:

(in millions)	February 28, 2026	August 31, 2025
Lease fleet – Non-recourse:
Leasing warehouse credit facility	$—	$222.3
Corporate and other – Recourse:
North American revolving credit facility	$—	$5.0
European revolving credit facilities	$100.7	$77.6
Mexican revolving credit facilities	$5.0	$70.0

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of February 28, 2026, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $473.8 million of variable rate debt to fixed rate debt as of February 28, 2026.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At February 28, 2026 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros, the purchase of U.S. Dollars and the sale of Euros, and the purchase and sale of Mexican Pesos and U.S. Dollars aggregated to $288.3 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact that a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At February 28, 2026, net assets of foreign subsidiaries aggregated to $146.0 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $14.6 million, or 1.0% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $473.8 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At February 28, 2026, 90% of our outstanding debt had fixed rates and 10% had variable rates. At February 28, 2026, a uniform increase by 10% in variable interest rates would result in approximately $0.5 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended February 28, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. On January 8, 2025, the Board of Directors authorized the extension of the existing share repurchase program from January 31, 2025 to January 31, 2027 and renewed the amount remaining for repurchase to $100.0 million. The amount remaining for purchase was $64.5 million as of February 28, 2026. Share repurchases under this program during the three months ended February 28, 2026 were as follows:

(in millions, except number of shares which are reflected in thousands, and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share (Including Commissions)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2025 - December 31, 2025	10	$44.84	10	$64.5
January 1, 2026 - January 31, 2026	—	—	—	$64.5
February 1, 2026 - February 28, 2026	—	—	—	$64.5
	10		10

Item 5. Other Information

Trading Plan Arrangements

During the three months ended February 28, 2026, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)
List of Exhibits:

3.1	Amended and Restated Articles of Incorporation dated January 9, 2026.

10.1*	2021 Stock Incentive Plan, As Amended, dated January 7, 2026.

10.2*	Form of Restricted Stock Unit Award Notice and Award Agreement Under The Greenbrier Companies, Inc. 2021 Stock Incentive Plan, As Amended.

10.3**

Series 2026-1 Supplement dated February 4, 2026 between GBX Leasing 2022-1 LLC and U.S. Bank Trust Company, National Association as indenture trustee (including Forms of Note attached as Exhibit A and Exhibit B thereto). [Portions omitted].

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

THE GREENBRIER COMPANIES, INC.

Date:	April 7, 2026	By:	/s/ Michael J. Donfris
Michael J. Donfris
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)