Form 10-Q
period 2026-05-31
GREENBRIER COMPANIES INC
filed 2026-07-01
CIK 923120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended May 31, 2026

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, without par value, outstanding on June 25, 2026 was 30,939,686 shares.

FORM 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact included in this report, concerning our plans, objectives, goals, strategies, future events, future performance, financing needs, backlog, capital expenditures, plans or intentions relating to business trends and other information referred to under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements. We use words such as “affect,” “anticipate,” “assume,” “backlog,” “be,” “believe,” “can,” “contingent,” “conclude,” “continue,” “could,” “due to,” “estimate,” “expect,” “forecast,” “future,” “impact,” “intend,” “likely,” “may,” “mitigate,” “opinion,” “optimize,” “plan,” “potential,” “schedule,” “target,” “trend,” “realize,” “result,” “seek,” “strategy,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements are not guarantees of future performance.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets

(In millions, except number of shares which are reflected in thousands, unaudited)

	May 31, 2026	August 31, 2025
Assets
Cash and cash equivalents	$273.7	$306.1
Restricted cash	49.1	20.3
Accounts receivable, net	463.4	526.4
Income tax receivable	18.0	44.9
Inventories	619.3	688.3
Leased railcars for syndication	426.7	225.9
Equipment on operating leases, net	1,298.4	1,328.5
Property, plant and equipment, net	708.5	726.7
Investment in unconsolidated affiliates	96.5	99.3
Intangibles and other assets, net	264.7	264.2
Goodwill	129.9	130.0
	$4,348.2	$4,360.6
Liabilities and Equity
Accounts payable and accrued liabilities	$574.2	$651.7
Debt, net
Recourse	733.3	771.2
Non-recourse	1,072.3	979.7
	1,805.6	1,750.9
Deferred income taxes	179.1	180.2
Deferred revenue	61.1	44.3

Commitments and contingencies (Note 14)

Contingently redeemable noncontrolling interest	31.9	35.8

Equity
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 50,000 shares authorized; 30,939 and 30,873 shares outstanding at May 31, 2026 and August 31, 2025	—	—
Additional paid-in capital	355.6	364.7
Retained earnings	1,238.2	1,199.0
Accumulated other comprehensive loss	(20.6)	(31.2)
Total equity – Greenbrier	1,573.2	1,532.5
Noncontrolling interest	123.1	165.2
Total equity	1,696.3	1,697.7
	$4,348.2	$4,360.6

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Income

(In millions, except number of shares which are reflected in thousands and per share amounts, unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2026	2025	2026	2025
Revenue
Manufacturing	$529.1	$793.4	$1,727.6	$2,337.2
Leasing & Fleet Management	47.4	49.3	142.5	143.5
	576.5	842.7	1,870.1	2,480.7
Cost of revenue
Manufacturing	476.6	672.6	1,561.9	1,964.2
Leasing & Fleet Management	18.8	18.6	54.3	52.8
	495.4	691.2	1,616.2	2,017.0
Margin	81.1	151.5	253.9	463.7
Selling and administrative expense	55.2	65.9	172.5	192.5
Net gain on disposition of equipment	(6.0)	(7.0)	(36.7)	(16.8)
Earnings from operations	31.9	92.6	118.1	288.0
Interest and foreign exchange	16.5	13.2	45.7	58.3
Earnings before income tax and earnings from unconsolidated affiliates	15.4	79.4	72.4	229.7
Income tax expense	(3.0)	(18.1)	(17.0)	(71.5)
Earnings before earnings from unconsolidated affiliates	12.4	61.3	55.4	158.2
Earnings from unconsolidated affiliates	5.1	6.2	13.3	14.6
Net earnings	17.5	67.5	68.7	172.8
Net (earnings) loss attributable to noncontrolling interest	1.4	(7.4)	1.6	(5.5)
Net earnings attributable to Greenbrier	$18.9	$60.1	$70.3	$167.3
Basic earnings per common share	$0.61	$1.92	$2.27	$5.35
Diluted earnings per common share	$0.60	$1.86	$2.21	$5.18
Weighted average common shares
Basic	30,938	31,186	30,936	31,269
Diluted	31,745	32,184	31,781	32,272

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Comprehensive Income

(In millions, unaudited)

	Three months ended May 31,		Nine months ended May 31,
	2026	2025	2026	2025
Net earnings	$17.5	$67.5	$68.7	$172.8

Other comprehensive income (loss)
Translation adjustment	(2.7)	15.1	6.8	3.9
Reclassification of derivative financial instruments recognized in net earnings [1]	(3.0)	(3.4)	(8.7)	(10.3)
Unrealized gain (loss) on derivative financial instruments [2]	3.4	(0.9)	13.6	10.0
Other (net of tax effect)	(0.6)	0.4	(1.1)	0.8
	(2.9)	11.2	10.6	4.4
Comprehensive income	14.6	78.7	79.3	177.2
Comprehensive (income) loss attributable to noncontrolling interest	1.4	(7.4)	1.6	(5.5)
Comprehensive income attributable to Greenbrier	$16.0	$71.3	$80.9	$171.7

1 Net of tax effect of $0.8 million and $0.9 million for the three months ended May 31, 2026 and 2025, respectively, and $2.3 million and $2.6 million for the nine months ended May 31, 2026 and 2025, respectively.

2 Net of tax effect of $(0.9) million and $1.2 million for the three months ended May 31, 2026 and 2025, respectively, and $(3.8) million and $(2.8) million for the nine months ended May 31, 2026 and 2025, respectively.

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Equity

(In millions, except per share amounts, unaudited)

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2026	30.9	$352.3	$1,230.0	$(17.7)	$1,564.6	$155.5	$1,720.1	$33.0
Net earnings	—	—	18.9	—	18.9	(0.2)	18.7	(1.1)
Other comprehensive income, net	—	—	—	(2.9)	(2.9)	—	(2.9)	—
Noncontrolling interest adjustments	—	—	—	—	—	(1.2)	(1.2)	—
Joint venture partner distribution declared	—	—	—	—	—	(31.0)	(31.0)	—
Restricted stock awards (net of cancellations)	—	(1.2)	—	—	(1.2)	—	(1.2)	—
Unamortized restricted stock	—	1.1	—	—	1.1	—	1.1	—
Stock based compensation expense	—	3.4	—	—	3.4	—	3.4	—
Cash dividends ($0.34 per share)	—	—	(10.7)	—	(10.7)	—	(10.7)	—
Balance May 31, 2026	30.9	$355.6	$1,238.2	$(20.6)	$1,573.2	$123.1	$1,696.3	$31.9

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2025	30.9	$364.7	$1,199.0	$(31.2)	$1,532.5	$165.2	$1,697.7	$35.8
Net earnings	—	—	70.3	—	70.3	2.3	72.6	(3.9)
Other comprehensive income, net	—	—	—	10.6	10.6	—	10.6	—
Noncontrolling interest adjustments	—	—	—	—	—	(5.6)	(5.6)	—
Joint venture partner distribution declared	—	—	—	—	—	(38.8)	(38.8)	—
Restricted stock awards (net of cancellations)	0.3	8.1	—	—	8.1	—	8.1	—
Unamortized restricted stock	—	(16.7)	—	—	(16.7)	—	(16.7)	—
Stock based compensation expense	—	12.8	—	—	12.8	—	12.8	—
Repurchase of stock	(0.3)	(13.3)	—	—	(13.3)	—	(13.3)	—
Cash dividends ($0.98 per share)	—	—	(31.1)	—	(31.1)	—	(31.1)	—
Balance May 31, 2026	30.9	$355.6	$1,238.2	$(20.6)	$1,573.2	$123.1	$1,696.3	$31.9

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance February 28, 2025	31.4	$378.3	$1,122.7	$(40.8)	$1,460.2	$160.3	$1,620.5	$41.2
Net earnings	—	—	60.1	—	60.1	8.5	68.6	(1.1)
Other comprehensive income, net	—	—	—	11.2	11.2	—	11.2	—
Noncontrolling interest adjustments	—	—	—	—	—	1.2	1.2	—
Joint venture partner distribution declared	—	—	—	—	—	(4.2)	(4.2)	—
Restricted stock awards (net of cancellations)	—	0.7	—	—	0.7	—	0.7	—
Unamortized restricted stock	—	(0.8)	—	—	(0.8)	—	(0.8)	—
Stock based compensation expense	—	4.7	—	—	4.7	—	4.7	—
Repurchase of stock	(0.5)	(21.8)	—	—	(21.8)	—	(21.8)	—
Cash dividends ($0.32 per share)	—	—	(10.3)	—	(10.3)	—	(10.3)	—
Balance May 31, 2025	30.9	$361.1	$1,172.5	$(29.6)	$1,504.0	$165.8	$1,669.8	$40.1

	Attributable to Greenbrier
	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2024	31.1	$375.1	$1,035.0	$(34.0)	$1,376.1	$160.5	$1,536.6	$41.7
Net earnings	—	—	167.3	—	167.3	7.1	174.4	(1.6)
Other comprehensive loss, net	—	—	—	4.4	4.4	—	4.4	—
Noncontrolling interest adjustments	—	—	—	—	—	9.1	9.1	—
Joint venture partner distribution declared	—	—	—	—	—	(10.9)	(10.9)	—
Restricted stock awards (net of cancellations)	0.3	13.3	—	—	13.3	—	13.3	—
Unamortized restricted stock	—	(18.9)	—	—	(18.9)	—	(18.9)	—
Stock based compensation expense	—	13.4	—	—	13.4	—	13.4	—
Repurchase of stock	(0.5)	(21.8)	—	—	(21.8)	—	(21.8)	—
Cash dividends ($0.92 per share)	—	—	(29.8)	—	(29.8)	—	(29.8)	—
Balance May 31, 2025	30.9	$361.1	$1,172.5	$(29.6)	$1,504.0	$165.8	$1,669.8	$40.1

The accompanying notes are an integral part of these financial statements

Condensed Consolidated Statements of Cash Flows

(In millions, unaudited)

	Nine months ended May 31,
	2026	2025
Cash flows from operating activities
Net earnings	$68.7	$172.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	(2.0)	8.7
Depreciation and amortization	96.1	89.3
Net gain on disposition of equipment	(36.7)	(16.8)
Stock based compensation expense	12.8	13.4
Earnings from unconsolidated affiliates	(13.3)	(14.6)
Noncontrolling interest adjustments	(5.6)	9.1
Other	(2.5)	2.6
Decrease (increase) in assets:
Accounts receivable, net	53.8	15.2
Income tax receivable	26.9	11.4
Inventories	37.0	39.3
Leased railcars for syndication	(189.9)	(133.5)
Other assets	15.6	15.4
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(70.5)	(17.8)
Deferred revenue	17.7	(26.8)
Net cash provided by operating activities	8.1	167.7
Cash flows from investing activities
Proceeds from sales of assets	170.3	75.4
Capital expenditures	(147.2)	(209.1)
Other	(6.6)	6.2
Net cash provided by (used in) investing activities	16.5	(127.5)
Cash flows from financing activities
Net change in debt with maturities of 90 days or less	10.0	12.3
Proceeds from debt with maturities longer than 90 days	620.2	97.0
Repayments of debt with maturities longer than 90 days	(570.0)	(105.7)
Debt issuance costs	(9.2)	(5.0)
Repurchase of stock	(13.3)	(21.8)
Dividends	(32.0)	(29.7)
Cash distribution to joint venture partner	(38.8)	(10.9)
Tax payments for net share settlement of restricted stock	(8.6)	(5.6)
Net cash used in financing activities	(41.7)	(69.4)
Effect of exchange rate changes	13.5	2.6
Decrease in Cash and cash equivalents and Restricted cash	(3.6)	(26.6)
Cash and cash equivalents and Restricted cash
Beginning of period	326.4	368.6
End of period	$322.8	$342.0
Balance sheet reconciliation
Cash and cash equivalents	$273.7	$296.8
Restricted cash	49.1	45.2
Total Cash and cash equivalents and Restricted cash as presented above	$322.8	$342.0
Cash paid during the period for
Interest	$61.1	$64.2
Income taxes (received) paid, net	$(9.0)	$28.3
Non-cash activity
Transfers from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$37.2	$42.5
Capital expenditures accrued in Accounts payable and accrued liabilities	$3.4	$8.0
Change in Accounts payable and accrued liabilities associated with dividends declared	$0.9	$0.1

The accompanying notes are an integral part of these financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Interim Financial Statements

The Condensed Consolidated Financial Statements of The Greenbrier Companies, Inc. and its subsidiaries as of May 31, 2026 and for the three and nine months ended May 31, 2026 and May 31, 2025 have been prepared to reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for a fair presentation of the financial position, operating results and cash flows for the periods indicated. References in this Quarterly Report on Form 10-Q to the “Company,” “Greenbrier,” “we,” “us” and “our” refer to The Greenbrier Companies, Inc. and, where appropriate, its subsidiaries. All references to years refer to the fiscal years ended August 31st unless otherwise noted. The results of operations for the three and nine months ended May 31, 2026 are not necessarily indicative of the results to be expected for the entire year ending August 31, 2026.

Certain notes and other information have been condensed or omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these unaudited financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended August 31, 2025.

Effective September 1, 2025, the Company changed its measurement basis for allocating revenue and expenses associated with syndication activity between the Manufacturing and Leasing & Fleet Management reportable segments. This change reflects the information currently provided to the Company’s chief operating decision maker (CODM) to assess performance and allocate resources and had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to conform to the current period presentation. See Note 12 – Segment Information to the Condensed Consolidated Financial Statements for additional information on the Company’s reportable segments.

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

Contingently redeemable noncontrolling interest – Greenbrier-Astra Rail B.V. is controlled by the Company with an approximate 75% interest and the remaining noncontrolling interest is held by Astra Holding GmbH (Astra). Astra holds a put option to sell its entire noncontrolling interest to Greenbrier at an exercise price equal to the higher of the fair value or a defined earnings before interest, taxes, depreciation and amortization multiple as measured on the exercise date (the put purchase price). The option was exercisable 30 business days prior to and up until June 1, 2026. During the third quarter of 2026, the option was extended to be exercisable within 20 business days after Astra has received written determination of the put purchase price. The put purchase price has not been determined through the date of this filing.

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

During the nine months ended May 31, 2026, the Company repurchased a total of 313 thousand shares for $13.3 million, which were repurchased under the current authorization of the share repurchase plan. There were no share repurchases during the three months ended May 31, 2026. During the three and nine months ended May 31, 2025, the Company repurchased a total of 507 thousand shares for $21.8 million. As of May 31, 2026, the amount remaining for repurchase under the share repurchase program was $64.5 million.

Reclassifications - Certain immaterial reclassifications have been made to the accompanying prior year Condensed Consolidated Financial Statements to conform to the current year presentation.

Recent Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company has completed a preliminary assessment and does not expect the adoption of ASU 2023-09 to have a material impact on the consolidated financial statements, but expects that it will result in expanded income tax disclosures.

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

Note 2 – Revenue Recognition

The following table presents the Company's revenue disaggregated by category:

	Three months ended May 31,		Nine months ended May 31,
(in millions)	2026	2025	2026	2025
Manufacturing:
Railcar sales	$431.7	$694.3	$1,454.9	$2,045.2
Railcar maintenance	97.4	99.1	272.7	292.0
	529.1	793.4	1,727.6	2,337.2
Leasing & Fleet Management	47.4	49.3	142.5	143.5
	$576.5	$842.7	$1,870.1	$2,480.7

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for new railcars and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The contract balances are as follows:

(in millions)	Balance sheet classification	May 31, 2026	August 31, 2025	$ Change
Contract assets	Accounts receivable, net	$5.0	$5.9	$(0.9)
Contract assets	Inventories	$7.8	$9.4	$(1.6)
Contract liabilities (1)	Deferred revenue	$22.7	$40.1	$(17.4)

(1) Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the three and nine months ended May 31, 2026, the Company recognized $2.4 million and $26.6 million, respectively, of revenue that was included in Contract liabilities as of August 31, 2025.

Performance obligations

The Company has entered into contracts with customers for which revenue has not yet been recognized as of May 31, 2026. The following table outlines estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(in millions)	May 31, 2026
Manufacturing:
Railcar sales	$1,010.1
Railcar maintenance	$32.7
Leasing & Fleet Management:
Fleet management	$143.9

Based on current production and delivery schedules and existing contracts, approximately $792.3 million of Railcar sales performance obligations are expected to be recognized through 2027 while the remaining amount is expected to be recognized in 2028 and beyond. Railcar maintenance performance obligations are expected to be recognized through 2027. Fleet management performance obligations include management and maintenance service contracts of which approximately $90.1 million is expected to be recognized through 2030 and the remaining amount is expected to be recognized through 2037.

Note 3 – Inventories

The following table summarizes the Company’s Inventories balances:

(in millions)	May 31, 2026	August 31, 2025
Manufacturing supplies and raw materials	$399.8	$439.4
Work-in-process	146.5	158.9
Finished goods	81.3	97.7
Excess and obsolete adjustment	(8.3)	(7.7)
	$619.3	$688.3

Note 4 – Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable Intangibles and other assets, net balances:

(in millions)	May 31, 2026	August 31, 2025
Intangible assets subject to amortization:
Customer relationships	$87.5	$87.5
Accumulated amortization	(76.9)	(74.8)
Other intangible assets	46.0	42.3
Accumulated amortization	(32.5)	(30.1)
	24.1	24.9
Intangible assets not subject to amortization	2.3	2.3
Prepaid and other assets	46.8	44.3
Operating lease right-of-use assets	73.6	84.2
Nonqualified savings plan investments	68.7	59.4
Debt issuance costs, net	6.5	7.2
Deferred tax assets	42.7	41.9
	$264.7	$264.2

Note 5 – Goodwill

The Company performed its annual goodwill impairment test as of March 1, 2026. The Company utilized the qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its respective carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic considerations and industry indicators, financial performance, and cost estimates associated with a particular reporting unit. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Based on the qualitative assessment, the Company determined that it was more likely than not that the fair value of each reporting unit with goodwill exceeded its respective carrying value and a quantitative impairment test was not necessary; therefore, the Company concluded that goodwill was not impaired.

The goodwill balance is comprised of the following balances within the Manufacturing segment:

(in millions)	May 31, 2026	August 31, 2025
Reporting Unit:
North American Manufacturing	$56.3	$56.3
Wheels & Parts	42.6	42.6
Europe Manufacturing	31.0	31.1
Total Goodwill	$129.9	$130.0

Note 6 – Accounts Payable and Accrued Liabilities

The following table summarizes the Company’s Accounts payable and accrued liabilities balances:

(in millions)	May 31, 2026	August 31, 2025
Trade payables	$232.1	$264.0
Accrued payroll and related liabilities	96.3	169.0
Other accrued liabilities	156.5	113.9
Operating lease liabilities	73.8	84.9
Accrued warranty	15.5	19.9
	$574.2	$651.7

Note 7 – Accrued Warranty

The following table summarizes the Company’s Accrued warranty activity:

	Three months ended May 31,		Nine months ended May 31,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$19.1	$24.0	$19.9	$23.8
Charged to cost of revenue, net	(1.2)	0.9	3.1	4.7
Payments	(2.2)	(3.0)	(7.4)	(6.3)
Currency translation effect	(0.2)	0.4	(0.1)	0.1
Balance at end of period	$15.5	$22.3	$15.5	$22.3

Note 8 – Debt, net

Recourse debt is debt where the lender may pursue repayment beyond the value of any pledged collateral and is generally secured by general assets of the Company. Non-recourse debt is debt where the lender’s ability to pursue repayment from the Company is limited to the value of the specific assets collateralized by the debt.

The following table summarizes the Company’s recourse and non-recourse debt balances:

(in millions)	May 31, 2026	August 31, 2025
Corporate and other — Recourse:
Revolving credit facilities
North America	$—	$5.0
Europe	101.4	77.6
Mexico	20.0	70.0
	121.4	152.6
Corporate senior term debt	240.6	250.0
2.875% Convertible senior notes, due 2028	373.8	373.8
Other notes payable	2.5	1.4
	738.3	777.8
Debt discount and issuance costs	(5.0)	(6.6)
Debt, net — Recourse	733.3	771.2

Lease fleet and other – Non-recourse:
Leasing warehouse credit facility	—	222.3
Leasing senior term debt	300.0	308.2
Leasing GBXL I asset-backed term notes	743.5	456.2
European debt	42.7	—
	1,086.2	986.7
Debt discount and issuance costs	(13.9)	(7.0)
Debt, net — Non-recourse	1,072.3	979.7
Total Debt, net	$1,805.6	$1,750.9

Corporate and other – Recourse

North American revolving credit facility

As of May 31, 2026, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. The North American credit facility is secured by substantially all the Company's U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility, or the railcar asset-backed securities. The North American credit facility had $320.0 million available for borrowing as of May 31, 2026. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Outstanding commitments under the North American credit facility included letters of credit which totaled $29.3 million and $5.4 million as of May 31, 2026 and August 31, 2025, respectively. Advances under the North American credit facility bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. The North America credit facility matures in May 2030.

European revolving credit facilities

As of May 31, 2026, lines of credit totaling $133.9 million, secured by certain of the Company’s European assets, were available for working capital needs of the Company’s European manufacturing operations. The European credit facilities had $32.5 million available for borrowing as of May 31, 2026. The European lines of credit include $59.5 million which is guaranteed by the Company. The European credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.20% to WIBOR plus 1.25% and Euro Interbank Offered Rate

(EURIBOR) plus 1.00% to EURIBOR plus 1.90%. The European credit facilities are regularly renewed and currently have maturities that range from September 2026 through May 2028.

Mexican revolving credit facilities

As of May 31, 2026, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $156.0 million for working capital needs, $56.0 million of which the Company and its joint venture partner have each guaranteed 50%. The Mexican credit facilities had $136.0 million available for borrowing as of May 31, 2026. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.00% to SOFR plus 4.25%. Currently, the Mexican credit facilities have maturities that range from July 2026 through March 2027.

Lease fleet and other – Non-recourse

Leasing warehouse credit facility

As of May 31, 2026, a $450.0 million non-recourse warehouse credit facility existed to support the operations of the Company's leasing business in North America. Advances under this facility are secured by a pool of leased railcars and bear interest at SOFR plus 1.70%. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Leasing senior term debt

The Leasing senior term debt was amended in May 2026 on similar terms, providing for an additional $125.0 million available under a delayed draw facility through November 2026 and extending the maturity date from August 2027 to May 2032. The Leasing senior term debt bears interest at a rate of SOFR plus 1.625%, with principal of $2.6 million paid quarterly in arrears and a balloon payment of $237.0 million due upon maturity. Interest rate swap agreements cover nearly 100% of the principal balance to swap the floating interest rate to fixed rates.

Leasing GBXL I asset-backed term notes

GBX Leasing 2022-1 LLC (GBXL I) was formed as a wholly owned special purpose entity of GBX Leasing to securitize the leasing assets of GBX Leasing. On February 4, 2026, GBXL I (Issuer) issued $300.0 million of term notes secured by a portfolio of railcars and associated operating leases and other assets, acquired and owned by GBXL I (the 2026 GBXL Notes). Issued debt of GBXL I as of May 31, 2026 also includes the GBXL I Series 2022-1 Notes and the GBXL I Series 2023-1 Notes, as described in Note 11 of our 2025 Annual Report on Form 10-K, and the 2026 GBXL Notes, collectively the GBXL Notes. GBX Leasing used a portion of the net proceeds received from the issuance of the term notes to pay down the Leasing warehouse credit facility.

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

The following table summarizes the Issuer's net carrying amount of the debt and related assets.

(in millions)	May 31, 2026	August 31, 2025
Assets
Restricted cash	$39.1	$7.6
Equipment on operating leases, net	$917.8	$609.7
Liabilities
Notes payable, net	$734.1	$449.6

European debt

In January 2026, the Company entered into a loan agreement with a commitment of up to $50.3 million to support the Company's European operations. The European debt is secured by a pool of leased railcars and is non-recourse to Greenbrier. The European debt bears interest at a rate of EURIBOR plus 3.50% and matures in January 2031.

Note 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss (AOCL), net of tax effect as appropriate, consisted of the following:

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, February 28, 2026	$13.5	$(27.9)	$(3.3)	$(17.7)
Other comprehensive income (loss) before reclassifications	3.4	(2.7)	(0.6)	0.1
Amounts reclassified from AOCL	(3.0)	—	—	(3.0)
Balance, May 31, 2026	$13.9	$(30.6)	$(3.9)	$(20.6)

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, August 31, 2025	$9.0	$(37.4)	$(2.8)	$(31.2)
Other comprehensive income (loss) before reclassifications	13.6	6.8	(1.1)	19.3
Amounts reclassified from AOCL	(8.7)	—	—	(8.7)
Balance, May 31, 2026	$13.9	$(30.6)	$(3.9)	$(20.6)

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, February 28, 2025	$19.2	$(58.2)	$(1.8)	$(40.8)
Other comprehensive income (loss) before reclassifications	(0.9)	15.1	0.4	14.6
Amounts reclassified from AOCL	(3.4)	—	—	(3.4)
Balance, May 31, 2025	$14.9	$(43.1)	$(1.4)	$(29.6)

(in millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, August 31, 2024	$15.2	$(47.0)	$(2.2)	$(34.0)
Other comprehensive income (loss) before reclassifications	10.0	3.9	0.8	14.7
Amounts reclassified from AOCL	(10.3)	—	—	(10.3)
Balance, May 31, 2025	$14.9	$(43.1)	$(1.4)	$(29.6)

Note 10 – Earnings Per Share

The shares used in the computation of basic and diluted earnings per common share are reconciled as follows:

	Three months ended May 31,		Nine months ended May 31,
(in thousands)	2026	2025	2026	2025
Weighted average basic common shares outstanding	30,938	31,186	30,936	31,269
Dilutive effect of 2.875% convertible notes due 2028 (1)	—	—	—	40
Dilutive effect of restricted stock units (2)	807	998	845	963
Weighted average diluted common shares outstanding	31,745	32,184	31,781	32,272

(1) The dilutive effect of the 2.875% Convertible notes due 2028 was excluded for the three and nine months ended May 31, 2026 and the three months ended May 31, 2025 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

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

	Three months ended May 31,		Nine months ended May 31,
(in millions, except number of shares which are reflected in thousands, and per share amounts)	2026	2025	2026	2025
Net earnings attributable to Greenbrier	$18.9	$60.1	$70.3	$167.3
Weighted average basic common shares outstanding	30,938	31,186	30,936	31,269
Basic earnings per share	$0.61	$1.92	$2.27	$5.35

Net earnings attributable to Greenbrier	$18.9	$60.1	$70.3	$167.3
Weighted average diluted common shares outstanding	31,745	32,184	31,781	32,272
Diluted earnings per share	$0.60	$1.86	$2.21	$5.18

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

At May 31, 2026 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros, the purchase of U.S. Dollars and the sale of Euros, and the purchase and sale of Mexican Pesos and U.S. Dollars, aggregated to $227.3 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through May 2027, any such gain or loss remaining will be recognized in Manufacturing Revenue or Cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in AOCL would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At May 31, 2026 exchange rates, approximately $5.4 million would be reclassified to Manufacturing Revenue and Cost of revenue in the next year.

At May 31, 2026, interest rate swap agreements maturing from August 2027 through January 2032 had notional amounts that aggregated to $468.0 million. The fair value of the contracts is included on the Condensed Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from AOCL and charged or credited to interest expense. At May 31, 2026 interest rates, approximately $5.4 million would be reclassified to Interest and foreign exchange in the next year.

Fair Values of Derivative Instruments

(in millions)

	Asset Derivatives			Liability Derivatives
		May 31, 2026	August 31, 2025		May 31, 2026	August 31, 2025
	Balance sheet location	Fair Value	Fair Value	Balance sheet location	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$6.9	$5.4	Accounts payable and accrued liabilities	$0.2	$2.9
Interest rate swap contracts	Accounts receivable, net	13.1	13.6	Accounts payable and accrued liabilities	0.1	0.7
		$20.0	$19.0		$0.3	$3.6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$0.5	$—	Accounts payable and accrued liabilities	$—	$—

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Three months ended May 31, 2026 and 2025

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCL on derivatives three months ended May 31,		Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income three months ended May 31,
	2026	2025		2026	2025
Foreign exchange contracts	$(0.7)	$(1.5)	Revenue	$—	$1.5
Foreign exchange contracts	0.2	0.2	Cost of revenue	1.9	—
Interest rate swap contracts	4.8	(0.8)	Interest and foreign exchange	1.9	2.8
	$4.3	$(2.1)		$3.8	$4.3

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives three months ended May 31,
		2026	2025
Foreign exchange contracts	Interest and foreign exchange	$0.5	$—

The Effect of Derivative Instruments on the Statements of Income

(in millions)

Nine months ended May 31, 2026 and 2025

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCL on derivatives nine months ended May 31,		Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income nine months ended May 31,
	2026	2025		2026	2025
Foreign exchange contracts	$0.9	$1.6	Revenue	$0.6	$3.1
Foreign exchange contracts	8.6	—	Cost of revenue	4.0	(0.1)
Interest rate swap contracts	7.9	11.2	Interest and foreign exchange	6.4	9.9
	$17.4	$12.8		$11.0	$12.9

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income on derivatives	Gain (loss) recognized in income on derivatives nine months ended May 31,
		2026	2025
Foreign exchange contracts	Interest and foreign exchange	$0.5	$(0.3)

The following table presents the location and amounts in the Condensed Consolidated Statements of Income in which the effects of the cash flow hedges were recorded for the three and nine months ended May 31, 2026 and 2025:

	Three months ended May 31,		Nine months ended May 31,
	2026	2025	2026	2025
Total Revenue	$576.5	$842.7	$1,870.1	$2,480.7
Gain (loss) on cash flow hedges in Revenue
Foreign exchange contracts:
Gain (loss) reclassified from AOCL	$—	$1.5	$0.6	$3.1
Amount excluded from effectiveness testing	$0.4	$0.8	$1.6	$0.2

Total Cost of revenue	$495.4	$691.2	$1,616.2	$2,017.0
Gain (loss) on cash flow hedges in Cost of revenue
Foreign exchange contracts:
Gain (loss) reclassified from AOCL	$1.9	$—	$4.0	$(0.1)
Amount excluded from effectiveness testing	$—	$—	$0.1	$—

Total Interest and foreign exchange	$16.5	$13.2	$45.7	$58.3
Gain (loss) on cash flow hedges in Interest and foreign exchange
Interest rate swap contracts:
Gain (loss) reclassified from AOCL	$1.9	$2.8	$6.4	$9.9

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

For the three months ended May 31, 2026:

(in millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$529.1	$47.4	$576.5
Intersegment revenue	10.4	0.1	10.5
	539.5	47.5	587.0
Elimination of intersegment revenues			(10.5)
Total consolidated revenues			576.5
Cost of revenue
Cost of revenue from external customers	476.6	18.8	495.4
Intersegment cost of revenue	10.4	0.1	10.5
	487.0	18.9	505.9
Margin	52.5	28.6	81.1
Selling and administrative	22.4	5.1
Net gain on disposition of equipment	(0.3)	(5.7)
Segment earnings from operations	$30.4	$29.2	$59.6

For the nine months ended May 31, 2026:

(in millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$1,727.6	$142.5	$1,870.1
Intersegment revenue	30.6	0.2	30.8
	1,758.2	142.7	1,900.9
Elimination of intersegment revenues			(30.8)
Total consolidated revenues			1,870.1
Cost of revenue
Cost of revenue from external customers	1,561.9	54.3	1,616.2
Intersegment cost of revenue	30.6	0.2	30.8
	1,592.5	54.5	1,647.0
Margin	165.7	88.2	253.9
Selling and administrative	66.4	15.8
Net gain on disposition of equipment	(0.4)	(36.3)
Segment earnings from operations	$99.7	$108.7	$208.4

For the three months ended May 31, 2025:

(in millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$793.4	$49.3	$842.7
Intersegment revenue	15.2	—	15.2
	808.6	49.3	857.9
Elimination of intersegment revenues			(15.2)
Total consolidated revenues			842.7
Cost of revenue
Cost of revenue from external customers	672.6	18.6	691.2
Intersegment cost of revenue	13.7	—	13.7
	686.3	18.6	704.9
Elimination of intersegment margin	(1.5)	—	(1.5)
Margin	120.8	30.7	151.5
Selling and administrative	22.7	6.5
Net gain on disposition of equipment	(0.4)	(6.6)
Segment earnings from operations	$98.5	$30.8	$129.3

For the nine months ended May 31, 2025:

(in millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$2,337.2	$143.5	$2,480.7
Intersegment revenue	71.3	0.4	71.7
	2,408.5	143.9	2,552.4
Elimination of intersegment revenues			(71.7)
Total consolidated revenues			2,480.7
Cost of revenue
Cost of revenue from external customers	1,964.2	52.8	2,017.0
Intersegment cost of revenue	60.1	0.4	60.5
	2,024.3	53.2	2,077.5
Elimination of intersegment margin	(11.2)	—	(11.2)
Margin	373.0	90.7	463.7
Selling and administrative	72.7	19.6
Net gain on disposition of equipment	(0.6)	(16.2)
Segment earnings from operations	$300.9	$87.3	$388.2

Reconciliation of Segment earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	Three months ended May 31,		Nine months ended May 31,
(in millions)	2026	2025	2026	2025
Segment earnings from operations
Manufacturing	$30.4	$98.5	$99.7	$300.9
Leasing & Fleet Management	29.2	30.8	108.7	87.3
	59.6	129.3	208.4	388.2
Corporate	(27.7)	(36.7)	(90.3)	(100.2)
Earnings from operations	31.9	92.6	118.1	288.0
Interest and foreign exchange	16.5	13.2	45.7	58.3
Earnings before income tax and earnings from unconsolidated affiliates	$15.4	$79.4	$72.4	$229.7

The following tables present selected financial information by segment.

	Total assets
(in millions)	May 31, 2026	August 31, 2025
Manufacturing	$1,948.3	$2,085.9
Leasing & Fleet Management	2,015.7	1,858.4
Unallocated, including cash	384.2	416.3
	$4,348.2	$4,360.6

	Three months ended May 31,		Nine months ended May 31,
(in millions)	2026	2025	2026	2025
Depreciation and amortization:
Manufacturing	$21.5	$19.0	$63.7	$57.1
Leasing & Fleet Management	10.6	10.7	32.4	32.2
	$32.1	$29.7	$96.1	$89.3

Capital expenditures:
Manufacturing	$50.6	$20.0	$88.5	$107.9
Leasing & Fleet Management	9.0	62.7	58.7	101.2
	$59.6	$82.7	$147.2	$209.1

Note 13 – Leases

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $133.2 million and $123.0 million as of May 31, 2026 and August 31, 2025, respectively. Depreciation expense was $9.6 million and $28.4 million for the three and nine months ended May 31, 2026, respectively, and $8.9 million and $27.0 million for the three and nine months ended May 31, 2025, respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to approximately 10 years. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2026 was $34.3 million and $106.0 million, which included $4.0 million and $14.1 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements. Operating lease rental revenues included in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended May 31, 2025 was $35.5 million and $103.1 million, which included $6.1 million and $16.6 million, respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases at May 31, 2026, will mature as follows:

(in millions)
Remaining three months of 2026	$34.9
2027	113.9
2028	92.3
2029	68.8
2030	48.3
Thereafter	79.9
$438.1

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the three and nine months ended May 31, 2026 and 2025, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 72 years, with some including options to extend up to 9 years. The Company recognizes a lease liability and corresponding right-of-use (ROU) asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at each lease commencement date. The Company considers its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	Three months ended May 31,		Nine months ended May 31,
(in millions)	2026	2025	2026	2025
Operating lease expense	$5.8	$5.2	$16.1	$14.5
Short-term lease expense	1.1	1.4	2.6	4.5
Total	$6.9	$6.6	$18.7	$19.0

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms at May 31, 2026, will mature as follows:

(in millions)
Remaining three months of 2026	$4.6
2027	15.6
2028	14.5
2029	12.8
2030	9.6
Thereafter	30.1
Total lease payments	$87.2
Less: Imputed interest	(13.4)
Total lease obligations	$73.8

The table below presents additional information related to the Company’s operating leases:

	May 31, 2026	August 31, 2025
Weighted average remaining lease term (years)	10.8	10.6
Weighted average discount rate	4.6%	4.5%

Supplemental cash flow information related to leases were as follows:

	Nine months ended May 31,
(in millions)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15.1	$13.7
ROU assets obtained in exchange for lease liabilities:
Operating leases	$1.3	$33.9

Note 14 – Commitments and Contingencies

Portland Harbor Superfund Site

The Company has been identified as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (EPA) in connection with the Company’s former Portland, Oregon manufacturing facility (Portland Property), which is within the boundary of the Portland Harbor Superfund Site. The Company sold the Portland Property in May 2023.

The EPA’s January 6, 2017 record of decision (ROD) for the Portland Harbor Superfund Site identifies a cleanup remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. Multiple PRPs and the EPA have been conducting remedial design studies for several years and the work continues. Remedial action will follow remedial design.

Approximately 100 parties, including the State of Oregon and the federal government, are participating in a non-judicial, mediated allocation process to try to allocate costs associated with remediation of the Portland Harbor Superfund Site. Some allocation participants that have received a Special Notice Letter from the EPA, including the Company, are discussing remedial action consent decree terms with the EPA and the U.S. Department of Justice.

A suit filed by the Company and other PRPs against 69 other parties for cost recovery, Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court for the District of Oregon, Case #3:09-cv-453-PK, has been stayed by the court to allow the allocation to proceed, currently through January 14, 2028.

The Confederated Tribes and Bands of the Yakama Nation have sued 30 parties, including the Company, for unspecified costs incurred in assessing alleged natural resource damages to the Lower Columbia River and Multnomah Channel from contaminants deposited at the Portland Harbor Superfund Site. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., U.S. District Court for the District of Oregon, Portland Division, Case No. 3:17-CV-00164. The Yakama litigation is stayed pending completion of the allocation process under supervision of the Arkema court, currently through January 14, 2028.

Responsibility for funding and implementing the EPA’s selected cleanup remedy will be determined at an unspecified later date as part of the allocation process. The Company also continues to investigate potential historical sources of contamination from the Portland Property to the Willamette River under oversight from the Oregon Department of Environmental Quality. Because environmental investigations are still underway, sufficient information is currently not available to determine the Company’s liability, if any, for cleanup costs or damages to natural resources.

Any of the above matters could adversely affect the Company’s business and Consolidated Financial Statements. However, any contamination or exacerbation of contamination that occurs after the sale of the Portland Property will be the liability of the current and future owners and operators of the Portland Property.

U.S. Customs and Border Protection’s Freight Rail Coupler Investigation

In August 2025, the U.S. Customs and Border Protection (CBP) published a Notice of Initiation of Investigation and Interim Measures under the Enforce and Protect Act against Greenbrier. The CBP stated that it is investigating whether the Company evaded certain duty orders (the Orders) on freight rail couplers and parts from Mexico and/or China.

In May 2026, CBP issued a Notice of Determination (the Determination) that the Company evaded antidumping and countervailing duties (AD/CVD) on certain freight rail couplers (FRCs) attached to newly-built railcars during the Period of Investigation (POI) dating to April 2024. The Determination ordered the Company to rectify any noncompliance with provisions of admission of railcars to which FRCs subject to the Orders were affixed and to henceforth require the Company to file formal consumption entries for FRCs subject to the Orders. CBP did not specify any amount of Company liability for FRCs subject to the Orders admitted into the United States as part of the Company’s movement of newly-built railcars from the start of the POI to the Determination. Greenbrier is fully cooperating with CBP on this matter. The Company has filed an administrative appeal of the Determination. At this time, the Company is unable to estimate a potential loss, and the likelihood of loss is not probable.

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

As of May 31, 2026, the Company had outstanding letters of credit aggregating to $29.3 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of May 31, 2026 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$20.5	$—	$20.5	$—
Nonqualified savings plan investments	68.7	68.7	—	—
Cash equivalents	138.6	138.6	—	—
	$227.8	$207.3	$20.5	$—
Liabilities:
Derivative financial instruments	$0.3	$—	$0.3	$—

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2025 were:

(in millions)	Total	Level 1	Level 2 (1)	Level 3
Assets:
Derivative financial instruments	$19.0	$—	$19.0	$—
Nonqualified savings plan investments	59.4	59.4	—	—
Cash equivalents	134.0	134.0	—	—
	$212.4	$193.4	$19.0	$—
Liabilities:
Derivative financial instruments	$3.6	$—	$3.6	$—
(1)
Level 2 assets and liabilities include derivative financial instruments that are valued based on observable inputs. See Note 11 - Derivative Instruments to the Condensed Consolidated Financial Statements for further discussion.

Note 16 – Related Party Transactions

The Company has a 41.9% interest in Axis, LLC (Axis), a joint venture. The Company purchased $0.7 million and $4.3 million of railcar components from Axis for the three and nine months ended May 31, 2026, respectively, and $2.0 million and $6.7 million for the three and nine months ended May 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

We operate in two reportable segments: Manufacturing and Leasing & Fleet Management. Our segments are operationally integrated. The Manufacturing segment designs, builds and markets freight railcars and component parts in North America and Europe. We also perform sustainable conversions and railcar maintenance, which includes wheel and axle services. The Leasing & Fleet Management segment owns and leases approximately 20,600 railcars as of May 31, 2026. We offer railcar management, regulatory compliance services and leasing services to railroads and other railcar owners in North America.

We continue to operate in an environment characterized by macroeconomic uncertainty, including inflationary pressures, global trade tensions and tariffs, volatility in foreign exchange and interest rates and geopolitical instability. These conditions, along with the potential for a sustained economic slowdown or ongoing supply chain disruptions, could materially and adversely affect our operations and financial performance. Direct impacts may include increased costs for raw materials, labor, and manufacturing inputs, while indirect impacts may include reduced demand for new railcar orders and leasing activity.

We are monitoring developments related to tariffs and trade policies, including those imposed under Section 232 of the Trade Expansion Act of 1962 on steel and aluminum, the impact of the recent Notice of Determination on freight couplers from the U.S. Customs and Border Protection and the administration of trade policy in North America. Uncertainty in these areas has adversely affected, and may continue to adversely affect, North American industry-wide demand for new railcars, including demand for our products, and therefore, our results of operations. We remain focused on managing and, to the extent possible, mitigating the potential impacts of these evolving conditions on our business.

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

Backlog

Our railcar backlog was 13,800 units with an estimated value of $2.0 billion as of May 31, 2026, with deliveries extending into 2028 and beyond. Our backlog includes approximately $720 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Approximately 12% of backlog units and 13% of estimated backlog value as of May 31, 2026 was associated with our Brazilian manufacturing operations which is accounted for under the equity method.

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

Three Months Ended May 31, 2026 Compared to the Three Months Ended May 31, 2025

Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Three months ended May 31,
(in millions, except per share amounts)	2026	2025
Revenue
Manufacturing	$529.1	$793.4
Leasing & Fleet Management	47.4	49.3
	576.5	842.7
Cost of revenue
Manufacturing	476.6	672.6
Leasing & Fleet Management	18.8	18.6
	495.4	691.2
Margin
Manufacturing	52.5	120.8
Leasing & Fleet Management	28.6	30.7
	81.1	151.5
Selling and administrative expense	55.2	65.9
Net gain on disposition of equipment	(6.0)	(7.0)
Earnings from operations	31.9	92.6
Interest and foreign exchange	16.5	13.2
Earnings before income tax and earnings from unconsolidated affiliates	15.4	79.4
Income tax expense	(3.0)	(18.1)
Earnings before earnings from unconsolidated affiliates	12.4	61.3
Earnings from unconsolidated affiliates	5.1	6.2
Net earnings	17.5	67.5
Net (earnings) loss attributable to noncontrolling interest	1.4	(7.4)
Net earnings attributable to Greenbrier	$18.9	$60.1
Diluted earnings per common share	$0.60	$1.86

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Three months ended May 31,
(in millions)	2026	2025
Earnings (loss) from operations:
Manufacturing	$30.4	$98.5
Leasing & Fleet Management	29.2	30.8
Corporate	(27.7)	(36.7)
	$31.9	$92.6

Consolidated Results

	Three months ended May 31,
(in millions)	2026	2025	Increase (Decrease)	% Change
Revenue	$576.5	$842.7	$(266.2)	(31.6%)
Cost of revenue	$495.4	$691.2	$(195.8)	(28.3%)
Margin (%)	14.1%	18.0%	(3.9%)	*
Net earnings attributable to Greenbrier	$18.9	$60.1	$(41.2)	(68.6%)

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

Revenue decreased $266.2 million or 31.6% for the three months ended May 31, 2026 as compared to the three months ended May 31, 2025 primarily due to a 38.5% decrease in deliveries and a change in railcar manufacturing product mix.

Cost of revenue decreased $195.8 million or 28.3% for the three months ended May 31, 2026 as compared to the three months ended May 31, 2025 primarily due to a 38.5% decrease in deliveries and a change in railcar manufacturing product mix.

Margin percentage decreased 3.9% for the three months ended May 31, 2026 compared to the three months ended May 31, 2025 primarily due to an unfavorable change in railcar manufacturing product mix and operating at lower volumes during the three months ended May 31, 2026.

Net earnings attributable to Greenbrier decreased $41.2 million for the three months ended May 31, 2026 as compared to the three months ended May 31, 2025 primarily due to:

•
$70.4 million decrease in Margin attributable to a 38.5% decrease in deliveries and a change in railcar manufacturing product mix.

This was partially offset by the following:

•
$15.1 million decrease in Income tax expense due to lower pre-tax earnings and net favorable discrete items related to our foreign subsidiaries.
•
$10.7 million decrease in Selling and administrative expense primarily attributed to lower employee-related costs.
•
$8.8 million change in Net (earnings) loss attributable to noncontrolling interest primarily a result of lower railcar deliveries at our Mexican railcar manufacturing joint venture.

Manufacturing Segment

	Three months ended May 31,
(in millions, except railcar deliveries)	2026	2025	Increase (Decrease)	% Change
Revenue	$529.1	$793.4	$(264.3)	(33.3%)
Cost of revenue	$476.6	$672.6	$(196.0)	(29.1%)
Margin (%)	9.9%	15.2%	(5.3%)	*
Earnings from operations ($)	$30.4	$98.5	$(68.1)	(69.1%)
Earnings from operations (%)	5.7%	12.4%	(6.7%)	*
Deliveries	3,200	5,200	(2,000)	(38.5%)

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products and components, syndication activity associated with leases attached to new railcar sales and performing sustainable conversion services. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue decreased $264.3 million or 33.3% for the three months ended May 31, 2026 compared to the three months ended May 31, 2025 primarily due to a 38.5% decrease in deliveries and a change in railcar manufacturing product mix.

Manufacturing Cost of revenue decreased $196.0 million or 29.1% for the three months ended May 31, 2026 compared to the three months ended May 31, 2025. The decrease was primarily attributed to a 38.5% decline in deliveries and a change in railcar manufacturing product mix during the three months ended May 31, 2026.

Manufacturing Margin percentage decreased 5.3% for the three months ended May 31, 2026 compared to the three months ended May 31, 2025. The decrease was primarily attributed to an unfavorable change in railcar manufacturing product mix and operating at lower volumes during the three months ended May 31, 2026.

Manufacturing Earnings from operations decreased $68.1 million for the three months ended May 31, 2026 compared to the three months ended May 31, 2025. The decrease was primarily attributed to a 38.5% decrease in deliveries and a change in railcar manufacturing product mix during the three months ended May 31, 2026.

Leasing & Fleet Management Segment

	Three months ended May 31,
(in millions)	2026	2025	Increase (Decrease)	% Change
Revenue	$47.4	$49.3	$(1.9)	(3.9%)
Cost of revenue	$18.8	$18.6	$0.2	1.1%
Margin (%)	60.3%	62.3%	(1.9%)	*
Earnings from operations ($)	$29.2	$30.8	$(1.6)	(5.2%)
Earnings from operations (%)	61.6%	62.5%	(0.9%)	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management services and interim rent on leased railcars for syndication.

Leasing & Fleet Management Revenue decreased $1.9 million or 3.9% for the three months ended May 31, 2026 compared to the three months ended May 31, 2025. The decrease was attributed to $0.9 million in lower lease revenue primarily associated with utilization based arrangements and a $0.7 million decline in interim rent on leased railcars for syndication during the three months ended May 31, 2026.

Leasing & Fleet Management Cost of revenue increased $0.2 million or 1.1% for the three months ended May 31, 2026 compared to the three months ended May 31, 2025. The increase was primarily due to higher costs from a larger lease fleet during the three months ended May 31, 2026.

Leasing & Fleet Management Margin percentage decreased 1.9% for the three months ended May 31, 2026 compared to the three months ended May 31, 2025. The decrease was primarily attributed to lower lease revenue associated with utilization based arrangements during the three months ended May 31, 2026.

Leasing & Fleet Management Earnings from operations decreased $1.6 million for the three months ended May 31, 2026 compared to the three months ended May 31, 2025. The decrease was attributed to lower lease revenue primarily associated with utilization based arrangements and a decline in interim rent on leased railcars for syndication during the three months ended May 31, 2026. This was partially offset by a $0.9 million increase in net gain on disposition of equipment from higher sales of assets from our lease fleet during for the three months ended May 31, 2026.

Selling and Administrative Expense

	Three months ended May 31,
(in millions)	2026	2025	Increase (Decrease)	% Change
Selling and administrative expense	$55.2	$65.9	$(10.7)	(16.2%)

Selling and administrative expense was $55.2 million for the three months ended May 31, 2026 compared to $65.9 million for the prior comparable period. The $10.7 million decrease was primarily attributed to lower employee-related costs for the three months ended May 31, 2026.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $6.0 million for the three months ended May 31, 2026 compared to $7.0 million for the prior comparable period. The decrease in Net gain on disposition of equipment was primarily attributed to lower sales of assets from our lease fleet during the three months ended May 31, 2026.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Three months ended May 31,
(in millions)	2026	2025	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$18.1	$18.7	$(0.6)
Foreign exchange gain, net	(1.6)	(5.5)	3.9
	$16.5	$13.2	$3.3

The $3.3 million increase in Interest and foreign exchange expense for the three months ended May 31, 2026 compared to the three months ended May 31, 2025 was primarily attributed to the change in the Brazilian Real's and Mexican Peso's foreign exchange rates relative to the U.S. Dollar during the three months ended May 31, 2026.

Income Tax

For the three months ended May 31, 2026, we had income tax expense of $3.0 million on pre-tax income of $15.4 million for an effective tax rate of 19.5%. The effective tax rate was primarily impacted by net favorable discrete items related to our foreign subsidiaries.

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

Earnings from unconsolidated affiliates were $5.1 million and $6.2 million for the three months ended May 31, 2026 and May 31, 2025, respectively. The decrease was primarily due to lower earnings at Axis, a joint venture which manufacturers railcar components, for the three months ended May 31, 2026.

Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest was a loss of $1.4 million for the three months ended May 31, 2026 compared to earnings of $7.4 million for the three months ended May 31, 2025. Net (earnings) loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The $8.8 million change from the prior year is primarily a result of a decrease in earnings due to lower railcar deliveries at our Mexican railcar manufacturing joint venture.

Nine Months Ended May 31, 2026 Compared to the Nine Months Ended May 31, 2025

Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below, include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Nine months ended May 31,
(in millions, except per share amounts)	2026	2025
Revenue
Manufacturing	$1,727.6	$2,337.2
Leasing & Fleet Management	142.5	143.5
	1,870.1	2,480.7
Cost of revenue
Manufacturing	1,561.9	1,964.2
Leasing & Fleet Management	54.3	52.8
	1,616.2	2,017.0
Margin
Manufacturing	165.7	373.0
Leasing & Fleet Management	88.2	90.7
	253.9	463.7
Selling and administrative expense	172.5	192.5
Net gain on disposition of equipment	(36.7)	(16.8)
Earnings from operations	118.1	288.0
Interest and foreign exchange	45.7	58.3
Earnings before income tax and earnings from unconsolidated affiliates	72.4	229.7
Income tax expense	(17.0)	(71.5)
Earnings before earnings from unconsolidated affiliates	55.4	158.2
Earnings from unconsolidated affiliates	13.3	14.6
Net earnings	68.7	172.8
Net (earnings) loss attributable to noncontrolling interest	1.6	(5.5)
Net earnings attributable to Greenbrier	$70.3	$167.3
Diluted earnings per common share	$2.21	$5.18

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Nine months ended May 31,
(in millions)	2026	2025
Earnings (loss) from operations:
Manufacturing	$99.7	$300.9
Leasing & Fleet Management	108.7	87.3
Corporate	(90.3)	(100.2)
	$118.1	$288.0

Consolidated Results

	Nine months ended May 31,
(in millions)	2026	2025	Increase (Decrease)	% Change
Revenue	$1,870.1	$2,480.7	$(610.6)	(24.6%)
Cost of revenue	$1,616.2	$2,017.0	$(400.8)	(19.9%)
Margin (%)	13.6%	18.7%	(5.1%)	*
Net earnings attributable to Greenbrier	$70.3	$167.3	$(97.0)	(58.0%)

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

Revenue decreased $610.6 million or 24.6% for the nine months ended May 31, 2026 as compared to the nine months ended May 31, 2025 primarily due to a 32.7% decrease in deliveries and a change in railcar manufacturing product mix.

Cost of revenue decreased $400.8 million or 19.9% for the nine months ended May 31, 2026 as compared to the nine months ended May 31, 2025 primarily due to a 32.7% decrease in deliveries and a change in railcar manufacturing product mix.

Margin percentage decreased 5.1% for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025 primarily due to an unfavorable change in railcar manufacturing product mix and operating at lower volumes during the nine months ended May 31, 2026.

Net earnings attributable to Greenbrier decreased $97.0 million for the nine months ended May 31, 2026 as compared to the nine months ended May 31, 2025 primarily due to:

•
$209.8 million decrease in Margin attributable to a 32.7% decrease in deliveries and a change in railcar manufacturing product mix.

This was partially offset by the following:

•
$54.5 million decrease in Income tax expense due to lower pre-tax earnings and net favorable discrete items related to our foreign subsidiaries.
•
$20.0 million decrease in Selling and administrative expense primarily attributed to lower employee-related costs.
•
$19.9 million increase in Net gain on disposition of equipment primarily attributed to higher sales of assets from our lease fleet.
•
$12.6 million decrease in Interest and foreign exchange expense primarily attributed to higher interest income and the change in the Mexican Peso's and Brazilian Real's foreign exchange rates relative to the U.S. Dollar.

Manufacturing Segment

	Nine months ended May 31,
(in millions, except railcar deliveries)	2026	2025	Increase (Decrease)	% Change
Revenue	$1,727.6	$2,337.2	$(609.6)	(26.1%)
Cost of revenue	$1,561.9	$1,964.2	$(402.3)	(20.5%)
Margin (%)	9.6%	16.0%	(6.4%)	*
Earnings from operations ($)	$99.7	$300.9	$(201.2)	(66.9%)
Earnings from operations (%)	5.8%	12.9%	(7.1%)	*
Deliveries	10,700	15,900	(5,200)	(32.7%)

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products and components, syndication activity associated with leases attached to new railcar sales and performing sustainable conversion services. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue decreased $609.6 million or 26.1% for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025 primarily due to a 32.7% decrease in deliveries and a change in railcar manufacturing product mix.

Manufacturing Cost of revenue decreased $402.3 million or 20.5% for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025. The decrease was primarily attributed to a 32.7% decline in deliveries and a change in railcar manufacturing product mix during the nine months ended May 31, 2026.

Manufacturing Margin percentage decreased 6.4% for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025. The decrease was primarily attributed to an unfavorable change in railcar manufacturing product mix and operating at lower volumes during the nine months ended May 31, 2026.

Manufacturing Earnings from operations decreased $201.2 million for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025. The decrease was primarily attributed to a 32.7% decrease in deliveries and a change in railcar manufacturing product mix during the nine months ended May 31, 2026.

Leasing & Fleet Management Segment

	Nine months ended May 31,
(in millions)	2026	2025	Increase (Decrease)	% Change
Revenue	$142.5	$143.5	$(1.0)	(0.7%)
Cost of revenue	$54.3	$52.8	$1.5	2.8%
Margin (%)	61.9%	63.2%	(1.3%)	*
Earnings from operations ($)	$108.7	$87.3	$21.4	24.5%
Earnings from operations (%)	76.3%	60.8%	15.5%	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management services and interim rent on leased railcars for syndication.

Leasing & Fleet Management Revenue decreased $1.0 million or 0.7% for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025. The decrease was primarily attributed to a $2.9 million decrease in interim rent on leased railcars for syndication during the nine months ended May 31, 2026 and a $1.5 million decrease in management services revenue. This was partially offset by a $3.3 million increase in lease revenue primarily associated with growth of the lease fleet and improved lease rates for the nine months ended May 31, 2026.

Leasing & Fleet Management Cost of revenue increased $1.5 million or 2.8% for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025. The increase was primarily due to ongoing costs related to servicing leased railcars for syndication and from a larger lease fleet during the nine months ended May 31, 2026.

Leasing & Fleet Management Margin percentage decreased 1.3% for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025. The decrease was primarily attributed to ongoing costs related to servicing leased railcars for syndication partially offset by improved lease rates during the nine months ended May 31, 2025.

Leasing & Fleet Management Earnings from operations increased $21.4 million for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025. The increase was primarily attributed to a $20.1 million increase in net gain on disposition of equipment from higher sales of assets from our lease fleet and increase in rents associated with growth of the lease fleet and improved lease rates for the nine months ended May 31, 2026.

Selling and Administrative Expense

	Nine months ended May 31,
(in millions)	2026	2025	Increase (Decrease)	% Change
Selling and administrative expense	$172.5	$192.5	$(20.0)	(10.4%)

Selling and administrative expense was $172.5 million for the nine months ended May 31, 2026 compared to $192.5 million for the prior comparable period. The $20.0 million decrease was primarily attributed to lower employee-related costs for the nine months ended May 31, 2026.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $36.7 million for the nine months ended May 31, 2026 compared to $16.8 million for the prior comparable period. The increase in Net gain on disposition of equipment was primarily attributed to higher sales of assets from our lease fleet during the nine months ended May 31, 2026.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Nine months ended May 31,
(in millions)	2026	2025	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$50.6	$59.2	$(8.6)
Foreign exchange gain, net	(4.9)	(0.9)	(4.0)
	$45.7	$58.3	$(12.6)

The $12.6 million decrease in Interest and foreign exchange expense for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025 was primarily attributed to higher interest income and the change in the Mexican Peso's and Brazilian Real's foreign exchange rates relative to the U.S. Dollar during the nine months ended May 31, 2026.

Income Tax

For the nine months ended May 31, 2026, we had income tax expense of $17.0 million on pre-tax income of $72.4 million for an effective tax rate of 23.5%. The effective tax rate was primarily impacted by net favorable discrete items related to our foreign subsidiaries.

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

On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). We do not expect the provisions to have a material impact on our effective tax rate.

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

Earnings from unconsolidated affiliates were $13.3 million and $14.6 million for the nine months ended May 31, 2026 and 2025, respectively. The decrease was primarily due to lower earnings at Axis, a joint venture who manufacturers railcar components, for the nine months ended May 31, 2026.

Noncontrolling Interest

Net (earnings) loss attributable to noncontrolling interest was a loss of $1.6 million for the nine months ended May 31, 2026 compared to earnings of $5.5 million for the nine months ended May 31, 2025. Net (earnings) loss attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The $7.1 million change from the prior year is primarily a result of a decrease in earnings due to a change in railcar manufacturing product mix at our Mexican railcar manufacturing joint venture.

Liquidity and Capital Resources

	Nine months ended May 31,
(in millions)	2026	2025
Net cash provided by operating activities	$8.1	$167.7
Net cash provided by (used in) investing activities	16.5	(127.5)
Net cash used in financing activities	(41.7)	(69.4)
Effect of exchange rate changes	13.5	2.6
Decrease in Cash and cash equivalents and Restricted cash	$(3.6)	$(26.6)

We continue to be financed through cash generated from operations and borrowings. At May 31, 2026, Cash and cash equivalents and Restricted cash were $322.8 million, a decrease of $3.6 million from $326.4 million at August 31, 2025.

Cash Flows From Operating Activities

The $159.6 million decrease in Net cash provided by operating activities for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025 was primarily due to a $104.1 million decrease in Net earnings, a $56.4 million change in Leased railcars for syndication due to timing of syndication activity and a $19.9 million change in Net gain on disposition of equipment. This was partially offset by a $43.6 million net change in working capital accounts, primarily Accounts payable and accrued liabilities, Deferred revenue and Accounts receivable, net.

Cash Flows From Investing Activities

Net cash provided by (used in) investing activities primarily related to capital expenditures, net of proceeds from sale of assets. The $144.0 million change in Net cash provided by (used in) investing activities for the nine months ended May 31, 2026 was primarily attributable to a $94.9 million increase in Proceeds from the sale of assets and a $61.9 million decrease in Capital expenditures compared to the nine months ended May 31, 2025.

	Nine months ended May 31,
(in millions)	2026	2025
Capital expenditures:
Leasing & Fleet Management	$(58.7)	$(101.2)
Manufacturing	(88.5)	(107.9)
Total capital expenditures (gross)	$(147.2)	$(209.1)
Proceeds from sales of assets	170.3	75.4
Total capital expenditures (net of proceeds)	$23.1	$(133.7)

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

Gross capital expenditures for 2026 are expected to be approximately $285 million for Leasing & Fleet Management and approximately $95 million for Manufacturing, which includes the change in capital expenditures accrued in Accounts payable and accrued liabilities. Capital expenditures for 2026 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The $27.7 million decrease in Net cash used in financing activities for the nine months ended May 31, 2026 compared to the nine months ended May 31, 2025 was primarily attributed to a $56.6 million increase in net borrowings partially offset by $27.9 million change in cash distribution to joint venture partners for the nine months ended May 31, 2026.

Our Leasing senior term debt was amended in May 2026 on similar terms, providing for an additional $125.0 million available under a delayed draw facility through November 2026 and extending the maturity date from August 2027 to

May 2032. The Leasing senior term debt bears interest at a rate of SOFR plus 1.625%, with principal of $2.6 million paid quarterly in arrears and a balloon payment of $237.0 million due upon maturity. Interest rate swap agreements cover nearly 100% of the principal balance to swap the floating interest rate to fixed rates.

Dividend and Share Repurchase Program

A quarterly dividend of $0.34 per share was declared on June 25, 2026.

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

During the nine months ended May 31, 2026, we repurchased a total of 313 thousand shares for $13.3 million. During the nine months ended May 31, 2025, we repurchased a total of 507 thousand shares for $21.8 million. As of May 31, 2026, the amount remaining for repurchase under the share repurchase program was $64.5 million.

Cash, Borrowing Availability and Credit Facilities

As of May 31, 2026, we had $273.7 million in Cash and cash equivalents and $613.5 million in available borrowings. The available balance to draw under committed credit facilities includes $320.0 million on the North American credit facility, $136.0 million on the Mexican credit facilities, $32.5 million on the European credit facilities, in addition to $125.0 million as a delayed draw facility under the Leasing senior term debt agreement.

Senior secured credit facilities aggregated to $1.3 billion as of May 31, 2026 which consisted of the following components:

Corporate and other — Recourse

North American revolving credit facility – As of May 31, 2026, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. The North American credit facility is secured by substantially all our U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility, or the railcar asset-backed securities. Available borrowings under the credit facility are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Outstanding commitments under the North American credit facility included letters of credit which totaled $29.3 million and $5.4 million as of May 31, 2026 and August 31, 2025, respectively. Advances under the North American credit facility bear interest at SOFR plus 1.50% plus 0.10% as a SOFR adjustment or Prime plus 0.50% depending on the type of borrowing. The North America credit facility matures in May 2030.

European revolving credit facilities – As of May 31, 2026, lines of credit totaling $133.9 million, secured by certain of our European assets, were available for working capital needs of our European manufacturing operations. The European lines of credit include $59.5 million which is guaranteed by us. The European credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.20% to WIBOR plus 1.25% and Euro Interbank Offered Rate (EURIBOR) plus 1.00% to EURIBOR plus 1.90%. The European credit facilities are regularly renewed and currently have maturities that range from September 2026 through May 2028.

Mexican revolving credit facilities – As of May 31, 2026, our Mexican railcar manufacturing operations had lines of credit totaling $156.0 million for working capital needs, $56.0 million of which the Company and its joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.00% to SOFR plus 4.25%. Currently, the Mexican credit facilities have maturities that range from July 2026 through March 2027.

Lease fleet — Non-recourse

Leasing warehouse credit facility – As of May 31, 2026, a $450.0 million non-recourse warehouse credit facility existed to support the operations of our leasing business in North America. Advances under this facility are secured by a pool of leased railcars and bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.70%. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

The following table summarizes our credit facility balances:

(in millions)	May 31, 2026	August 31, 2025
Lease fleet – Non-recourse:
Leasing warehouse credit facility	$—	$222.3
Corporate and other – Recourse:
North American revolving credit facility	$—	$5.0
European revolving credit facilities	$101.4	$77.6
Mexican revolving credit facilities	$20.0	$70.0

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into financing leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of May 31, 2026, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $468.0 million of variable rate debt to fixed rate debt as of May 31, 2026.

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

Goodwill - We evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amounts of our reporting units exceed their fair value. We test goodwill for impairment by either performing a qualitative or quantitative assessment. When we perform a qualitative assessment, we analyze macroeconomic and industry conditions, financial performance, and cost estimates associated with a particular reporting unit. This assessment requires subjectivity based on cumulative information available at the assessment date. If a qualitative assessment indicates it is more likely than not that the carrying value of a reporting unit exceeds its respective fair value, a quantitative assessment is performed. We performed a qualitative assessment for our annual goodwill impairment test as of March 1, 2026 and determined that it was more likely than not that the fair values of all reporting units with goodwill exceeded their carrying values; therefore, we concluded that goodwill was not impaired. For further information, see Note 5 - Goodwill to the Condensed Consolidated Financial Statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At May 31, 2026 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros, the purchase of U.S. Dollars and the sale of Euros, and the purchase and sale of Mexican Pesos and U.S. Dollars aggregated to $227.3 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact that a movement in a single foreign currency exchange rate would have on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At May 31, 2026, net assets of foreign subsidiaries aggregated to $137.0 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $13.7 million, or 1.0% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $468.0 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At May 31, 2026, 87% of our outstanding debt had fixed rates and 13% had variable rates. At May 31, 2026, a uniform increase by 10% in variable interest rates would result in approximately $0.7 million of additional annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2026, the U.S. Customs and Border Protection issued a Notice of Determination (the Determination) that the Company evaded antidumping and countervailing duties (AD/CVD) on certain duty orders (the Orders) of certain freight rail couplers (FRCs) attached to newly-built railcars during the Period of Investigation dating to April 2024. The Determination ordered the Company to rectify any noncompliance with provisions of admission of railcars to which FRCs subject to the Orders were affixed and to henceforth require the Company to file formal consumption entries for FRCs subject to the Orders. The Company has filed an administrative appeal of the Determination. Because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, there can be no certainty that the Company will prevail in our administrative appeal or that we may not ultimately incur charges attributable to AD/CVD on FRC dating back to April 2024 that are not currently recorded as liabilities. In addition, the Company could also be subject to future assessments of additional duties or tariffs owed in respect of other imports beyond what is presently included in the Determination. The outcome and costs of these matters cannot be predicted with certainty and may have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

In April 2026, tariffs were imposed on freight rail tank cars that make entry into the U.S. under Section 232 of the Trade Expansion Act of 1962 on steel and aluminum. Ongoing uncertainty in these areas, including the administration of trade policy in North America, has adversely affected and may continue to adversely affect North American industry-wide demand for new railcars, and therefore, our results of operations. Furthermore, our competitors may be less exposed to tariff impacts or in a better position to mitigate the increased costs of tariffs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. On January 8, 2025, the Board of Directors authorized the extension of the existing share repurchase program from January 31, 2025 to January 31, 2027 and renewed the amount remaining for repurchase to $100.0 million. The amount remaining for purchase was $64.5 million as of May 31, 2026. There were no share repurchases under this program during the three months ended May 31, 2026.

Item 5. Other Information

Trading Plan Arrangements

During the three months ended May 31, 2026, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

(a)
List of Exhibits:

3.1	Amended and Restated Bylaws of The Greenbrier Companies, Inc., dated March 31, 2026, is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 1, 2026.

10.1

Third Amendment to Amended and Restated Credit Agreement, dated as of May 5, 2026, by and among Greenbrier Leasing Company, LLC, an Oregon limited liability company, lenders party thereto, and Bank of America, N.A., as Administrative Agent.

10.2

Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 5, 2026, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent.

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

THE GREENBRIER COMPANIES, INC.

Date:	July 1, 2026	By:	/s/ Michael J. Donfris
Michael J. Donfris
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)