Form 10-K
period 2026-08-31
GREENBRIER COMPANIES INC
filed 2026-10-26
CIK 923120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2026

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

Aggregate market value of the registrant’s Common Stock held by non-affiliates as of February 27, 2026 (based on the closing price of such shares on such date) was $1,703,351,082.

The number of shares outstanding of the registrant’s Common Stock on October 20, 2026 was 30,998,599 without par value.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive Proxy Statement prepared in connection with the Annual Meeting of Shareholders to be held on January 6, 2027 are incorporated by reference into Part III of this Report.

THE GREENBRIER COMPANIES, INC.

FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Many of these risks and other factors are beyond our ability to control or predict. Words such as "ability," “allow,” “anticipate,” “believe,” “committed,” “can,” “continue,” “could,” “designed,” “estimate,” “evolve,” “expect,” “foreseeable”, “future,” “goal,” “impact,” “improve,” “indicate,” “intend,” “likely,” “long-term,” “may,” “ongoing,” “periodically,” “pending,” “plan,” “potential,” “provide,” “result,” “schedule,” “seek,” “should,” “strategy,” "target," “trend,” “will,” “would,” and similar expressions identify forward-looking statements. In addition, statements regarding expectations of cost savings or our ability to navigate current challenges, or any other statements that explicitly or implicitly draw trends in our performance or the markets in which we operate, or characterize future events or circumstances, are forward-looking statements.

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

Effective September 1, 2025, we changed our measurement basis for allocating revenue and expenses associated with syndication activity between the Manufacturing and Leasing & Fleet Management reportable segments. This change reflects the information currently provided to our chief operating decision maker (CODM) to assess performance and allocate resources and had no impact on our consolidated results of operations or financial position. Prior period segment results have been recast to conform to the current period presentation. See Note 16 – Segment Information to the Consolidated Financial Statements for additional information on our reportable segments.

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

Products and Services

Manufacturing Segment

North American Manufacturing - We manufacture a broad range of freight railcar types used in the North American market. We also place railcars on lease to customers and sell the railcars with leases attached to investors (syndicate railcars). We continue to develop product features and capabilities based on customer and market requirements. The primary products we produce for the North American market are:

Freight Railcars - We manufacture a variety of covered hopper cars used to transport food-grade products, grain, fertilizer, cement, minerals and plastic pellets, as well as gondolas and open-top hoppers for steel, metals, scrap and aggregates. We also produce boxcars for the transportation of paper products, perishables and general merchandise. Our flat car offerings include center partition cars for forest products and heavy-duty flat cars.

Tank Cars - We manufacture a variety of tank cars, including general-purpose, pressurized, coiled, lined, insulated and stainless-steel designs. These railcars are used to transport hazardous and non-hazardous commodities, including petroleum products, ethanol, liquefied petroleum gas, petrochemicals, caustic soda, chlorine, fertilizers, vegetable oils, biodiesel and other products.

Intermodal Railcars - We manufacture a portfolio of intermodal railcars, including our Maxi-Stack® I and Maxi-Stack® IV double-stack railcars. These railcars are designed to transport containers stacked two-high on a single platform.

Automotive - We manufacture railcar equipment designed for the transportation of light vehicles. Our automotive offerings include the Auto-Max® II, Multi-MaxTM and Multi-Max PlusTM products, which are designed to transport automobiles, CUVs, SUVs, trucks and high-sided vans.

Sustainable ConversionsTM - We provide railcar conversion services that repurpose existing railcars for alternative service applications. These services include rebodying or stretching covered hoppers for larger cubic-capacity service, re-racking or converting autoracks and performing tank car retrofits to address regulatory requirements.

Component Parts - Our component parts facilities manufacture and recondition railcar components, including cushioning units, couplers, yokes, bolsters, gates, valves and other parts.

Wheel Services - We operate wheel service facilities in North America that provide wheel and axle reconditioning services, as well as new axle machining, finishing and downsizing.

Railcar Maintenance - We operate a railcar maintenance network in North America that includes Association of American Railroads (AAR) certified facilities. These facilities perform maintenance services for third-party customers and our leased and managed railcar fleets.

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

Leasing & Fleet Management Segment

Leasing - We operate a railcar leasing business in North America. Our relationships with financial institutions and operating lessors combined with our ownership of a lease fleet of approximately 20,900 railcars enable us to offer flexible leases to our customers, including operating leases of varied intervals and “per diem” leases. The percentage of owned units on lease was 98.0% as of August 31, 2026 with an average remaining lease term of 2.5 years and an average age of 10.9 years. We also originate leases of railcars, which are either newly built or refurbished by our operations. These may be held in the fleet or sold with attached leases to financial institutions or other investors, typically with multi-year management services agreements. As an equipment owner and an originator of leases, we participate principally in the operating lease segment of the market. Assets from our owned lease fleet are periodically sold to accommodate customer demand, manage risk and maintain liquidity.

Fleet Management - Our North American management services business offers a comprehensive suite of software and services including railcar maintenance management, railcar accounting services (such as billing and revenue collection, car hire receivable and payable administration), total fleet management (including railcar tracking using proprietary software), fleet logistics, administrative services and railcar remarketing. We currently provide management services for fleets of railcars owned by railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. In addition, our Regulatory Services Group offers regulatory, engineering, process consulting and advocacy support to the tank car owner and shipper community, among other services. Our management services business is responsible for the maintenance and administration of our railcar fleet.

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

Backlog

The following table depicts our reported railcar backlog subject to third-party sale or lease in number of railcars and estimated future revenue value attributable to such backlog, at the dates shown:

	August 31,
	2026	2025	2024
New railcar backlog units [1]	14,000	16,600	26,700
Estimated future revenue value (in millions) [2]	$2,100	$2,200	$3,400

1 Each platform of a railcar is treated as a separate unit.

2 Subject to change based on finalization of product mix.

Approximately 9% of backlog units and 8% of estimated value as of August 31, 2026 were associated with our Brazilian railcar manufacturing operations, which are accounted for under the equity method.

Based on current production schedules, approximately $1.0 billion of railcar sales in the August 31, 2026 backlog are scheduled for delivery in 2027 while the remaining amount is expected to be recognized in 2028 and beyond.

Our backlog includes approximately $740 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet, depending on a variety of factors.

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

In 2026, revenue from one customer accounted for approximately 12% of Consolidated Revenue which represented 13% of Manufacturing Revenue and 3% of Leasing & Fleet Management Revenue. No other customer accounted for greater than 10% of Consolidated Revenue.

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

Certain materials and components are periodically in short supply which could potentially impact production at our facilities. In an effort to mitigate shortages and reduce supply chain costs, we have entered into strategic alliances and multi-year arrangements for the global sourcing of certain materials and components. We have expanded our insourcing capacity in Mexico and operate a replacement component parts business, which aids in our vertical integration, and we continue to pursue strategic opportunities to protect and enhance our supply chain. We periodically make advance purchases to avoid possible shortages of material due to capacity limitations of component suppliers, shipping and transportation delays and possible price increases.

In 2026, the top ten suppliers for all inventory purchases accounted for approximately 44% of total purchases. The top supplier accounted for 14% of total inventory purchases in 2026. No other supplier accounted for more than 10% of total inventory purchases. We believe we maintain good relationships with our suppliers.

Competition

We believe we are currently one of the two largest railcar manufacturers in North America. There are also a handful of specialty builders serving specific market segments. In Europe, we believe we are in the top tier of railcar manufacturers. Through our 60% ownership interest in Greenbrier-Maxion, we are a leading railcar manufacturer in South America. Competition may also include manufacturers located outside our customers' geographic regions. In the railcar markets we serve, competition is based on factors that include product quality, price, delivery performance, product design capabilities, customer relationships and service.

Competition in the wheel services, maintenance and component parts businesses varies by product and service offering. We compete primarily on the basis of quality, delivery performance, customer service, shop locations, price and engineering expertise.

There are at least twenty institutions in North America that provide railcar leasing and/or services similar to ours. Many of them are also customers that buy new railcars from our manufacturing facilities and used railcars from our lease fleet, as well as utilize our management and maintenance services. We compete primarily on the basis of quality, price, delivery performance, reputation, service offerings and deal structuring and syndication ability. We believe our strong servicing capability and our ability to sell railcars with a lease attached (syndicate railcars), integrated with our manufacturing, maintenance shops, railcar specialization and expertise in particular lease structures provide a strong competitive advantage.

Marketing and Product Development

In North America, we utilize an integrated marketing and sales approach to support customer relationships across our businesses. We provide railcar products, services and financing solutions designed to meet a range of customer requirements, including the acquisition of new equipment, conversions of existing equipment and outsourced maintenance or fleet management services. Customer solutions may include combinations of railcar manufacturing, leasing, conversion, maintenance, fleet management and remarketing services. We also provide maintenance management, equipment management, accounting and compliance services, as well as proprietary software solutions.

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

We evaluate customer requirements and market trends to identify opportunities for product and service development. Marketing and engineering personnel collaborate to evaluate opportunities and develop new products and services intended to address evolving customer requirements. Research and development costs incurred during the years ended August 31, 2026, 2025 and 2024 were $5.9 million, $5.5 million and $5.2 million, respectively.

Human Capital

With the oversight of the Board of Directors (Board), our Chief Executive Officer (CEO) and senior leadership are thoughtfully invested in our global workforce. We regularly review our priorities and progress in each of the areas highlighted below.

We depend on a highly skilled workforce of approximately 10,000 employees of which approximately half reside in Mexico. Individuals across multiple locations who have technical skills, including experience in welding, engineering, and machine operating, are necessary for us to succeed.

Approximately 5,000 employees are represented by unions, primarily in Mexico and Europe. We believe we have good union relations.

Employee Health and Safety – The safety of our workforce is a cornerstone of our risk management strategy and is critical to our operational success. Workplace safety is managed as a core operational and enterprise risk priority, with corporate oversight supporting consistent expectations across Greenbrier locations. Greenbrier promotes a prevention-focused safety culture through hazard recognition, leadership visibility, accountability and employee participation. During 2026, enhancements to safety culture metrics and communication processes reinforced early risk identification, timely follow-up actions and employee involvement. These activities empower employees to address risks and advance workplace safety performance.

Human Capital Strategy – Our employees are critical to delivering long-term value and achieving our business objectives. We continue to focus on strengthening organizational capability, developing talent, and supporting employee engagement across our global workforce. Our human capital strategy is guided by our Core Values of Safety, Quality, Respect for People and Customer Satisfaction and is designed to support business performance, operational excellence, and long-term sustainability.

Talent Development and Organizational Capability – During 2026, we continued to invest in employee development and leadership capability through Greenbrier University, on-the-job learning, mentorship opportunities, leadership development programs, and other learning resources. These efforts support employee growth while strengthening organizational effectiveness and operational performance.

Leadership and Succession Development – We further advanced our talent management practices by aligning recruiting, onboarding, performance management, talent assessment, succession planning, and employee development through a common leadership competency framework. This approach helps support consistent talent decisions, leadership development, and succession readiness across the organization.

Employee Engagement and Culture – We seek employee feedback through surveys, leadership communications, recognition programs, and ongoing dialogue. In 2026, our biennial global employee survey achieved a 94% participation rate, reflecting strong employee engagement and providing insights that help inform workplace and organizational improvements.

Compensation, Benefits, and Well-Being – We regularly review compensation and benefits programs to remain competitive and support the evolving needs of our workforce. Our rewards programs are designed to attract, retain, and motivate employees through a combination of base pay, performance-based incentives, health and welfare benefits, retirement programs, and well-being resources. Board and Compensation Committee oversight helps ensure these programs remain aligned with company performance and long-term shareholder interests.

Our sustainability reporting provides additional information regarding our human capital programs and workforce initiatives. It can be found on our website. Information contained on or accessible through our website, including our sustainability report, is not incorporated into and does not constitute a part of this filing.

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

Environmental Matters

We are subject to federal, state and local environmental laws and regulations concerning, among other matters, the management and disposal of hazardous substances and wastes, releases to the environment, and the investigation and remediation of contaminated properties. We have programs and procedures intended to promote compliance with applicable environmental laws and regulations.

We are also subject to, and may become subject to additional, climate-related laws, regulations and reporting requirements in the U.S., Europe and other jurisdictions in which we operate, including requirements relating to greenhouse gas emissions and climate-related reporting.

From time to time, we conduct or obtain environmental assessments relating to current and former properties and operations. We evaluate identified environmental matters based on the particular facts and circumstances and may address environmental risks through investigation, remediation, or contractual allocation.

Portland Harbor Superfund Site

We have been identified as a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (EPA) in connection with our former Portland, Oregon manufacturing facility (Portland Property), which is within the boundary of the Portland Harbor Superfund Site. We sold the Portland Property in May 2023.

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

Approximately 100 parties, including the State of Oregon and the federal government, are participating in a non-judicial, mediated allocation process to try to allocate costs associated with remediation of the Portland Harbor Superfund Site. Some allocation participants that have received a Special Notice Letter from the EPA, including our company, are discussing remedial action consent decree terms with the EPA and the U.S. Department of Justice.

A suit filed by us and other PRPs against 69 other parties for cost recovery, Arkema Inc. et al v. A & C Foundry Products, Inc. et al, U.S. District Court for the District of Oregon, Case #3:09-cv-453-PK, has been stayed by the court to allow the allocation to proceed, currently through January 14, 2028.

The Confederated Tribes and Bands of the Yakama Nation have sued 30 parties, including our company, for unspecified costs incurred in assessing alleged natural resource damages to the Lower Columbia River and Multnomah Channel from contaminants deposited at the Portland Harbor Superfund Site. Confederated Tribes and Bands of the Yakama Nation v. Air Liquide America Corp., et al., U.S. District Court for the District of Oregon, Portland Division, Case No. 3:17-CV-00164. The Yakama litigation is stayed pending completion of the allocation process under supervision of the Arkema court, currently through January 14, 2028.

Responsibility for funding and implementing the EPA’s selected cleanup remedy will be determined at an unspecified later date as part of the allocation process. We also continue to investigate potential historical sources of contamination from the Portland Property to the Willamette River under oversight from the Oregon Department of Environmental Quality. Because environmental investigations are still underway, sufficient information is currently not available to determine our liability, if any, for cleanup costs or damages to natural resources.

Any of the above matters could adversely affect our business and Consolidated Financial Statements. However, any contamination or exacerbation of contamination that occurs after the sale of the Portland Property will be the liability of the current and future owners and operators of the Portland Property.

Regulation

Our operations and products are subject to regulations administered by the U.S. Department of Homeland Security (DHS) and the administrative agencies it oversees including U.S. Customs and Border Protection (CBP), the U.S. Department of Transportation (USDOT) and the administrative agencies it oversees, including the Federal Railroad Administration (FRA) and the Pipeline and Hazardous Materials Safety Administration (PHMSA) in the U.S. and Transport Canada (TC) in Canada. FRA, PHMSA and TC administer and enforce laws and regulations relating to railroad safety. Products sold and leased by us in North America must meet AAR, TC, PHMSA and FRA standards. More specifically, the transportation of hazardous materials by rail is subject to rigorous oversight by FRA, PHMSA, and DHS. Railroads, acting through the AAR, work in partnership with these and other local, state, and federal entities on hazardous materials-related issues, including train routing, security, tank car design and emergency response. Railroads also require compliance with certain industry best practices that sometimes exceed federal requirements for trains carrying hazardous materials. These regulations govern equipment and safety appliance standards for freight cars and other rail equipment used in interstate and international commerce throughout North America. The AAR promulgates rules and regulations governing the safety and design of equipment, relationships among railroads and other railcar owners with respect to railcars in interchange, and other matters. The AAR also certifies railcar builders and component manufacturers that provide equipment for use on North American railroads. These regulations require maintaining certifications with the AAR as a railcar builder and maintenance provider and component manufacturer.

Our operations are also subject to U.S. customs and trade laws and regulations administered by CBP and other governmental authorities, including antidumping and countervailing duty laws and tariffs imposed under Section 232 of the Trade Expansion Act of 1962 and Section 301 of the Trade Act of 1974. These laws, regulations and trade measures may affect the cost and availability of materials and components used in our products, the importation of our products into the United States and customer demand for our products.

Our operations are subject to health and safety regulations by the U.S. Occupational Safety and Health Administration and the Secretaria del Trabajo y Prevision Social in Mexico. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims asserted against us for work-related illnesses or injury and the further adoption of occupational safety and health regulations in the U.S. or foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance.

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

Risks Related to Our Business

Economic downturns, economic uncertainty and cyclical downturns in the rail industry may adversely affect demand for our products and services.

Our customers are often able to delay replacing rail equipment during economic downturns. The industry in which we operate is also subject to periodic economic cycles, and customer purchasing trends in our industry can significantly affect demand for our products and services. Factors affecting the level of customer spending for our products and services include general economic conditions, such as inflation, slower economic growth and the potential for a recession and other factors such as business confidence in future economic conditions, changing trade policies and the availability and cost of efficient capital, among other factors. Domestic and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty increases, trends in business spending may become increasingly unpredictable and subject to reductions and fluctuations. During industry downturns, the rate at which we convert backlog to revenue may decrease and we may slow or halt production at some of our facilities. Unfavorable economic conditions may lead our customers to delay or reduce purchases of our products and services, result in lower sales volumes, lower prices, lower lease utilization rates, and decreased revenues and profits.

Changes in global trade policies, including the imposition of tariffs under Section 232 of the U.S. Trade Expansion Act of 1962, anti-dumping duties under the U.S. Tariff Act of 1930, and uncertainty regarding the future of the United States Mexico Canada Agreement (USMCA), have increased and may continue to increase our costs, reduce demand for our products and adversely affect our financial condition or results of operations.

In April 2026, the U.S. expanded Section 232 tariffs on steel, aluminum and copper to cover freight rail tank cars and a broad range of rail components, including couplers, axles, air brakes and wheels. These tariffs have caused a material increase in the price of our tank cars to our customers in the U.S.

In May 2026, the CBP issued a Notice of Determination (the Determination) that we evaded antidumping and countervailing duties (AD/CVD) on certain duty orders (the Orders) of certain freight rail couplers (FRCs) attached to newly built railcars during the period of investigation dating to April 2024. The Determination ordered us to rectify any noncompliance with provisions of admission of railcars to which FRCs subject to the Orders were affixed and to henceforth require us to file formal consumption entries for FRCs subject to the Orders. We filed an administrative appeal of the Determination. In September 2026, the CBP affirmed the Determination on administrative review. As a result, the CBP has directed that applicable AD/CVD duties be assessed with respect to covered FRCs dating back to April 2024 and that formal consumption entries be made for covered FRCs going forward. In October 2026, we appealed the Determination to the U.S. Court of International Trade. We intend to vigorously pursue our challenge to the Determination and believe that we have substantial legal defenses. We are fully cooperating with CBP on this matter.

Based on information currently available, we estimate that the range of reasonably possible loss with respect to
AD/CVD duties associated with covered FRCs subject to the Determination is from zero to approximately $110 million, based on covered FRCs identified from April 24, 2024 through September 30, 2026. This estimate remains subject to refinement as we continue to validate historical information regarding covered FRCs and does not include potential interest, penalties or other additional assessments.

We could also be subject to additional penalties and future assessments of additional duties or tariffs with respect to imports beyond those presently included in the Determination. The amount of any such penalties, duties or other assessments, or any interest thereon, cannot currently be reasonably estimated. The outcome and costs of these matters could be significant and may have a material adverse effect on our consolidated results of operations, financial position, or liquidity. Based on the facts and circumstances currently available, including our assessment of the merits of our legal position and pending appeal, we do not believe that a loss is probable. Accordingly, no loss accrual has been recorded in the accompanying consolidated financial statements. Ongoing uncertainty in these areas, including the administration of trade policy in North America, has adversely affected and may continue to adversely affect North American industry-wide demand for new railcars, and therefore, our results of operations. Furthermore, as a result of the Determination, our competitors may be less exposed to tariff impacts, including the Section 232 tariffs, or in a better position to mitigate the increased costs of tariffs.

Additionally, from time to time, businesses in the U.S. petition the Department of Commerce under the U.S. Tariff Act of 1930 to impose anti-dumping duties on products. It is possible that new anti-dumping duties could be imposed on products manufactured or utilized by us and such duties would impose additional compliance risk and costs on our manufacturing process. On September 30, 2026, an antidumping and countervailing duty petition was filed with the U.S. Department of Commerce by a competitor and the U.S. International Trade Commission concerning certain railway tank cars from Mexico. The petitions allege that tank cars produced in Mexico, including at our Mexican manufacturing facilities, are being sold in the United States at less than normal value and benefit from countervailable subsidies provided by the government of Mexico. If antidumping and/or countervailing duties are ultimately imposed on tank cars imported from Mexico, and we are unable to pass through such costs to our customers, the outcome of this matter could be significant and may have an adverse effect on our consolidated results of operations, financial position, or liquidity.

We are continuing to monitor the rapidly evolving tariff and global trade policies and are working with our suppliers and customers to mitigate potential impacts on our business. The extent and duration of the tariffs and the resulting impact on general economic conditions are uncertain, and the impact on our business is evolving and depends on various factors, such as contractual terms with our customers and suppliers, ongoing legal challenges to the authorities used to impose tariffs, the availability and timing of refunds of tariffs determined to be invalid, negotiations between the U.S. and affected countries, the outcome of continuing USMCA review negotiations, the responses of other countries or regions, relief that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets.

The impact of the tariffs could heighten the other risk factors and uncertainties discussed in this Item 1A, or in other reports we periodically file with the SEC, and negatively impact our financial condition or results of operations.

Increases in the price of materials and components used in the production of our products could negatively impact our profit margin on the sale of our products.

A significant portion of our business depends on the adequate supply of steel, other raw materials, and energy, as well as numerous specialty parts and components, such as brakes, wheels, side frames, bolsters, and bearings for the railcar business, at cost-effective prices. The cost of steel and all other materials used in the production of our railcars represents more than half of our direct manufacturing costs per railcar. Steel prices may also be affected by scrap surcharges assessed by our suppliers, and by U.S. tariffs under Section 232 on steel, aluminum and copper and on derivative products, which were expanded in April 2026. Higher steel and component costs could also reduce customer demand for new railcars. To the extent we do not have contractual price escalation or similar arrangements in place, increases in material costs could reduce our margins. If we are not able to purchase materials and energy at competitive prices, our ability to produce and sell our products on a cost-effective basis could be adversely impacted which, in turn, could adversely affect our revenue and profitability.

We use natural gas, electricity and other energy sources at our manufacturing and repair facilities in North America, Europe and Brazil. Armed conflict, including the conflict involving Iran and the disruption of shipping through the Strait of Hormuz, has caused, and could continue to cause, significant increases in and volatility of the price of oil, natural gas and liquefied natural gas, particularly in Europe, where natural gas storage levels entering 2026 were below recent years. Extreme weather, natural disasters, regulatory restrictions on the production or transportation of energy, and speculative trading could also limit energy availability or increase energy costs. Higher energy costs could increase our manufacturing and transportation costs, which we may be unable to pass on to our customers, and could reduce demand from customers whose businesses are sensitive to energy prices.

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

Natural and human-made events and circumstances may delay our ability to deliver products and services to our customers, increase our operating costs, decrease our margins, and adversely impact our results of operations. Such events include, but are not limited to, security breaches, disruptions or failures in our information-technology systems, physical damage to our facilities (including fires, structural failures, power outages or other events), workplace accidents or a deterioration in our safety performance, the unavailability of labor, actions or non-action by governmental agencies that prevent or hinder us from operating our business, meeting our contractual obligations, and converting backlog to revenue. Our failure to create and implement systems for monitoring, mitigating, managing, and recovering from such events could increase the length and severity of such disruptions, and could subject us to losses including penalties, cancellation of orders, and/or other losses.

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

The theft, loss, or misuse of third-party data collected, used, stored, or transferred by us to run our business, and our attempts to address cybersecurity threats and incidents, whether or not successful, could result in our incurring significant costs related to, for example, disruptions in our operations, rebuilding internal systems, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps with respect to third parties, as well as reputational harm. In addition, these threats are constantly evolving, including through the use of artificial intelligence and other emerging technologies, thereby diminishing the window we have to fix any vulnerability in our networks and systems before exploitation by threat actors and increasing the difficulty of successfully defending against them or implementing adequate preventative measures. While we seek to detect and investigate unauthorized attempts and attacks against our network, products, and services, and to prevent their recurrence where practicable through changes to our internal processes and tools, we remain potentially vulnerable to additional known or unknown threats. In some instances, we, our customers, and the users of our products and services can be unaware of an incident or its magnitude and effects. These risks can be further complicated by new and evolving government regulations and requirements for cybersecurity incident reporting, which can result in greater scrutiny of and demands on our incident detection, analysis, mitigation and remediation processes and procedures.

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

Once a railcar or other product is manufactured in one of our plants, it must be moved by rail to a customer delivery point. In many cases, the manufacturing plant and the delivery point are in different countries. Factors beyond our control, including armed conflicts, natural disasters, labor disruptions, border restrictions, railroad service disruptions (including those that may accompany railroad consolidation) and regulatory actions, could delay the movement of our products. In addition, our manufacturing facilities often purchase raw materials from different countries. The same factors affecting the movement of our completed railcars can disrupt the movement of these raw materials to our manufacturing facilities. A material disruption in the movement of our completed cars or raw materials, especially between countries and across borders, could negatively impact our business and results of operations.

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

Our backlog is not necessarily indicative of the level of our future revenues or results of operations.

Our manufacturing backlog represents future production for our customers and estimated potential revenue attributable to such production. Some orders are subject to customary documentation, conditions, or completion of terms which may not occur, and orders may be delayed, modified or canceled. If a customer cancels an order, we may be unable to recover the entire amount we anticipated receiving from the order. The timing of converting backlog to revenue is also materially impacted by our decision whether to lease railcars, sell railcars, syndicate railcars with a lease attached to an investor, or contribute railcars to our lease fleet.

We operate in highly competitive industries. We may not be able to sustain our market leadership positions, which may impact our financial results.

We face significant competition in the markets and geographies in which we operate based on factors including price, quality, delivery performance, product innovation and customer service. Competitive pressures could reduce our revenues and margins, increase our expenses or limit our ability to grow.

We rely on limited suppliers for certain components and services needed in our production. If we are not able to procure specialty components or services on commercially reasonable terms or on a timely basis, our business, financial condition and results of operations would be adversely affected.

Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials, components and services in acceptable quantities and quality from our suppliers. In 2026, the top ten suppliers for all inventory purchases accounted for approximately 44% of total purchases. The top supplier accounted for approximately 14% of total inventory purchases in 2026. No other supplier accounted for more than 10% of total inventory purchases. Certain components of our products, particularly specialized components like castings, bolsters, trucks, wheels and axles, and certain services, such as lining capabilities, are currently only available from a limited number of suppliers. A disruption involving one or more significant or specialized suppliers could interrupt production, increase our costs or require us to identify alternative sources.

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

Failure to successfully manage the transition associated with the appointment of our new CEO could have an adverse impact on our business.

On August 31, 2026, we announced the pending retirement of our CEO and President, Lorie Tekorius, effective January 6, 2027. The Board appointed Brian Comstock, currently our Executive Vice President and President, The Americas, as our new CEO and President, effective January 6, 2027. CEO transitions can be inherently difficult to manage and may cause disruption to our business due to, among other things, diverting management’s attention away from our financial and operational goals during the transition or causing a deterioration in morale. During the transition period, there may be uncertainty among investors, customers and other third parties concerning our future direction and performance. It may also be more difficult for us to recruit and retain other personnel during the transition. Our business and stock price may suffer if the CEO transition is not perceived well by the investor community, customers and employees, or is otherwise unsuccessful.

We derive a significant amount of our revenue from a limited number of customers, the loss of or reduction of business from one or more of which could have an adverse effect on our business.

A significant portion of our revenue is generated from a few major customers. In 2026, revenue from one customer represented approximately 12% of Consolidated Revenue. No other customer accounted for greater than 10% of Consolidated Revenue. Although we have some long-term contractual relationships with our major customers, we cannot be assured that we will continue to have good relations with our customers, or that our customers will continue to purchase or lease our products or services, or will continue to do so at historical levels, or will renew their existing contracts with us. A reduction in the purchasing or leasing of our products, a termination of our services by one or more of our major customers, a decline in the financial condition of a major customer, or our failure to replace expiring customer contracts with new customer contracts on satisfactory terms could result in a loss of business and have an adverse effect on our business and operating results.

Armed conflicts, including the conflict involving Iran and the broader Middle East and the war in Ukraine, and related sanctions and geopolitical instability, have adversely affected and may continue to adversely affect our business.

Some of our operations, particularly in Europe, have experienced higher energy costs, an increase in the price and decrease in the availability of steel and certain other materials and components, disruptions in transportation and supply chains, and higher manufacturing and borrowing costs as a result of the war in Ukraine and, more recently, the conflict in the Middle East. Not all of these costs are subject to escalation and related clauses which allow us to pass through costs to our customers, and there is a risk we will not be successful in renegotiating or managing the implementation of existing agreements to allow us to pass through these increased prices of manufacturing. The Middle East conflict could also affect demand for certain railcar types by changing the volume, pricing and routing of energy, fertilizer and chemical shipments; increase shipping, insurance and working capital costs; increase cost pressure on our customers, suppliers and other counterparties; and contribute to persistent inflation and higher interest rates. We cannot predict the full impact of such conflict, the economic sanctions imposed on Russia, and the related economic and geopolitical instability, including instability in the manufacturing and freight rail markets. Civil unrest and armed conflicts, including the war in Ukraine, can cause other risks to our business, such as prolonged heightened inflation, macroeconomic interventions in response to inflation, cyber disruptions or attacks, and disruptions in credit markets. These factors and others could disrupt our business directly and could disrupt the business of our customers thereby reducing or delaying orders of our goods and services. Prolonged civil unrest, political instability or uncertainty, military activities, or broad-based sanctions related to the war in Ukraine, the conflict in the Middle East, or civil unrest or armed conflict in other geographies could have an adverse effect on our operations and business outlook.

Our debt could have negative consequences for our business or results of operations.

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

The ability to insure our businesses, facilities and rail assets is an important aspect of our ability to manage risk. As there are only limited providers of this insurance to the railcar industry, there is no guarantee that such insurance will be available on a cost-effective basis in the future. In addition, we cannot be assured that our insurance carriers will be able to pay current or future claims. Additionally, the nature of our business subjects us to physical damage, business interruption and product liability claims, especially in connection with the repair and manufacture of products that carry hazardous or volatile materials. Although we maintain insurance coverage at commercially reasonable levels compared to similarly sized heavy equipment manufacturers, an unusually large physical damage, business interruption or product liability claim or a series of claims based on a failure repeated throughout our production process could exceed our insurance coverage and/or result in damage to our reputation, which could materially adversely impact our financial condition and results of operations.

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

Our business will suffer if we are unsuccessful in making, integrating, and maintaining acquisitions, joint ventures and other strategic investments, or in executing divestitures.

We have acquired businesses and invested in or entered into joint ventures in past periods. We may in the future acquire other businesses or invest in or enter into other joint ventures. Our failure to identify future acquisition or joint venture opportunities, to complete potential acquisitions or joint ventures on favorable terms, or to realize anticipated benefits from such acquisitions or joint ventures, could hinder our ability to grow our business. These transactions create risks to our ongoing business, including loss of management focus on existing operations, the time and effort required to integrate new or acquired businesses into our existing business, and the challenges of coordinating geographically dispersed organizations, as well as risks to the new or acquired business, such as the retention of key personnel and unanticipated expenses. In addition, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets in connection with effecting an acquisition or joint venture, any of which could reduce our profitability and harm our business or only be available on unfavorable terms, if at all. We may also from time to time divest businesses, assets or investments, and such divestitures may involve risks, including difficulties in separating the divested business or assets from our remaining operations, unexpected costs or liabilities, disruption to our business and the failure to realize anticipated benefits from the divestiture.

Acquisitions, joint ventures, restructurings and divestitures may also have unanticipated tax consequences, including the loss of anticipated tax benefits, additional tax liabilities or challenges by taxing authorities regarding the tax treatment or valuation of a transaction.

Risks Related to Market and Economic Factors

Inflation as well as monetary and other policy interventions by governments and central banks in response to inflation, including changes in interest rates, as well as uncertainty about governmental macroeconomic policies, could negatively impact our business and results of operations.

Inflation rates in the U.S., Europe and other geographies have been elevated in recent years. General inflation also negatively impacts our business by decreasing the capital our customers have to deploy to purchase our goods and services. Inflation may cause our customers to reduce or delay orders for our goods and services thereby causing a decrease in our sales. The U.S. Federal Reserve, the European Central Bank, and other central banks have adjusted benchmark interest rates in recent periods in response to inflation and other economic conditions. Higher interest rates increase our borrowing costs, potentially decreasing our profitability. Additionally, increased borrowing costs faced by our customers could result in decreased demand for our products. Monetary interventions also risk a sustained decline in aggregate demand, either globally or within one or more geographic markets. A decline in demand for our products would have a negative impact on our business and results of operations.

Risks related to our operations outside of the U.S. could adversely affect our operating results.

We own, lease, operate or have invested in businesses that have manufacturing facilities in Mexico, Brazil and Europe, and have customers and suppliers located outside the U.S. A significant portion of our North American railcar production takes place in Mexico, and many railcars and components we manufacture in Mexico are sold in the U.S. Instability in the macroeconomic, political, military, legal, regulatory, trade, financial, labor or market conditions in or relating to the countries where we, or our customers or suppliers, operate could negatively impact our business activities and operations. Some foreign countries in which we operate or may operate have authorities that regulate railroad safety and rail equipment design and manufacturing. If we do not have appropriate certifications, we could be unable to market and sell our rail equipment in those markets. Adverse changes in foreign regulations or enforcement practices applicable to us or our customers, such as labor, environment, trade, tax, currency and price regulations, could limit our operations, make the manufacture and distribution of our products difficult, and delay or limit our ability to repatriate income derived from foreign markets.

Our business also depends on trade arrangements between the U.S. and foreign governments, including the USMCA. Changes to or withdrawal from such arrangements, or the imposition of tariffs or other trade restrictions, could increase the cost of, or restrict, our exports and adversely affect our financial condition and results of operations.

Operations outside the U.S. also expose us to risks including nationalization or expropriation, difficulty enforcing contracts, collecting receivables or protecting intellectual property, anti-corruption laws, customs and trade restrictions, economic sanctions and unfamiliar business practices or legal processes. Failure to comply with applicable laws or successfully manage these risks could result in penalties, reputational harm and adverse effects on our results of operations, financial condition, liquidity and cash flows.

The deterioration of conditions in the global capital markets, weakening of macroeconomic conditions and changes in the credit markets and the financial services industry could negatively impact our business, results of operations, financial condition or liquidity.

Our leasing subsidiaries' operations rely in large part upon banks and capital markets to fund their operations and contractual commitments and refinance existing debt. These markets can experience high levels of volatility and access to capital can be constrained for extended periods of time. In addition to conditions in the capital markets, a number of other factors could cause us to incur increased borrowing costs and have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include our financial performance and our credit ratings and ratings outlook as determined by rating agencies and a downgrade could increase our borrowing costs and limit our access to financing. The credit markets and the financial services industry may experience volatility which can result in tighter availability of credit on more restrictive terms and limit our ability to sell railcar assets or to syndicate railcars to investors with leases attached. Our liquidity, financial condition and results of operations could be negatively impacted if our ability to borrow money to finance operations, obtain credit from trade creditors, obtain credit to maintain our hedging programs, offer leasing products to our customers or sell railcar assets were to be impaired. In addition, scarcity of capital could also adversely affect our customers’ ability to purchase, lease, or pay for products from us or adversely affect our suppliers’ ability to provide us with product. Any of these conditions or events could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business, financial condition and results of operations.

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

Demand for our rail equipment and services may decrease if freight rail decreases as a mode of freight transportation used by customers to ship their products, or if governmental policies favor modes of freight transportation other than rail. If rail freight transportation becomes more efficient or dwell times decrease, demand for our rail equipment and services may decrease. If the rail freight industry becomes oversupplied, prices for our railcars, lease rates, and demand for our products and services may decrease. The industries in which our customers operate are driven by dynamic market forces and trends, which are in turn influenced by economic, regulatory, and political factors. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change. In addition, consolidation among Class I railroads, including the proposed combination of Union Pacific and Norfolk Southern currently under review by the Surface Transportation Board, could change railroad operations, network velocity, equipment utilization and the use of railcar shops and maintenance facilities, which could reduce demand for our railcars, leasing products and maintenance services.

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

The profitability of our railcar leasing business depends on our ability to lease railcars at satisfactory rates, sell railcars with sufficiently profitable leases to investors, and to remarket, sell or scrap railcars we own or manage upon the expiration of leases. The rent we receive during the initial railcar lease term typically covers only a small portion of the railcar acquisition or production costs. Thus, we are exposed to a remarketing risk throughout the life of the railcar because we must obtain lease rates or a sale price sufficient to cover our acquisition or production costs related to the railcar. Our ability to lease or remarket leased railcars profitably is dependent on several factors, including, but not limited to, market and industry conditions, cost of, and demand for, competing used or newer models, availability of credit and the credit-worthiness of potential customers, costs associated with the refurbishment of the railcars, the market demand or governmental mandates for refurbishment, customers not defaulting on their leases, as well as market perceptions of residual values and interest rates. A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to remarketing risks because lessees may demand shorter lease terms, requiring us to remarket leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to lease, remarket or sell leased railcars on favorable terms could result in an adverse impact to our operating results or affect our ability to sell leased railcars to investors in the future. Additionally, when the price of scrap steel declines, our revenues and margins in such businesses decrease. Notwithstanding the terms of the leases we enter into, our lessees may misuse, abuse, improperly install components or improperly or inadequately maintain or repair the railcars we have leased to them. These actions could result in a diminution in the value of the railcars, as well as our potential exposure to claims that could increase our costs and weaken our financial condition. In addition, the ownership and management of a railcar fleet exposes us to maintenance, regulatory compliance, storage, repositioning and lifecycle costs that may exceed our expectations.

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

Any serious disruption at any of our facilities due to pandemics, terrorism, fire, hurricane, earthquake, flood, other severe weather events or any other natural disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. Disruptions can arise from damage to our facilities and operations from such events or from government, regulator or customer actions taken to respond to or mitigate such events. Such events can also materially disrupt the operations of our customers and suppliers. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers, cause a significant disruption to our operations, cause us to incur significant costs to relocate or reestablish these functions and negatively impact our operating results. While we insure against certain business interruption risks, such insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters.

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

We provide a number of services which include the manufacture and supply of new railcars, wheels, new and refurbished axles, components and parts and the lease and maintenance of railcars for our customers that transport a variety of commodities, including tank railcars that transport hazardous materials such as crude oil, ethanol, chlorine, anhydrous ammonia and other products. In addition, we have a Regulatory Services Group that offers regulatory, engineering, and process consulting and advocacy support to the tank car and petrochemical rail shipper community, among other services. We could be subject to various legal claims, including claims of negligence, personal injury, physical damage and product or service liability, or in some cases strict liability, as well as potential penalties and liability under environmental laws and regulations, in the event of a derailment or other accident involving railcars, including tank railcars, whether resulting from natural disasters, human error, terrorism, or other causes. If we become subject to any such claims and are unable to successfully resolve them or maintain adequate insurance coverage for such claims, our business, financial condition and results of operations could be materially adversely affected, and our reputation may also be harmed.

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

Our company and the other participants in our industry are subject to regulation by governmental agencies and industry standard-setting bodies, including, in the U.S., the Federal Railroad Administration, the Pipeline and Hazardous Materials Safety Administration and the Association of American Railroads, as well as comparable authorities in other jurisdictions in which we operate. These authorities establish, interpret, and enforce rules, regulations and standards for the railcar industry governing, among other things, railcar design, configuration, manufacture, maintenance and safety, including requirements applicable to railcars used to transport hazardous materials. New rules and regulations and shifting enforcement priorities of regulators could increase our operating costs and the operating costs of our customers, require additional maintenance, modification or refurbishment of our products, or restrict the continued use of certain products. Changes to the process for obtaining regulatory approval in Europe for the operation of new or modified railcars may make it more difficult for us to deliver products timely and to comply with our sales contracts.

We cannot guarantee that we or our suppliers will be in compliance at all times, compliance may prove to be more costly and limiting than we currently anticipate, and compliance requirements could increase in future years. If we or our suppliers fail to comply with applicable requirements and regulations, we could face sanctions and penalties, including fines, or other adverse consequences such as loss of certifications, restrictions on operations, product recalls or loss of business, any of which could negatively affect our financial results.

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

Legislation and new rules to regulate emission of greenhouse gases (GHGs) have been proposed in numerous state legislatures, the U.S. Congress, and by the EPA, as well as in Europe and other geographies in which we operate. Some of these proposals would require industries to meet stringent new standards that may require substantial reporting of GHGs and other carbon intensive activities in addition to potentially mandating reductions in carbon emissions. Differences in climate-related laws, regulations and reporting requirements among the U.S., Europe and other jurisdictions in which we operate, including among U.S. states, could increase our compliance costs or reduce business efficiencies. While we cannot assess the direct impact of these or other potential regulations, we recognize that new climate change reporting or compliance protocols could increase our operating costs, decrease demand for our products and/or increase the price or decrease the availability of materials, input factors and manufactured components which could reduce our margins.

Changes in accounting standards, the implementation of new accounting standards, or inaccurate estimates or assumptions in the application of accounting policies, could adversely affect our financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Estimates, judgments and assumptions underlying the accompanying Consolidated Financial Statements include impairment of long-lived assets, goodwill, income taxes and contingencies, among others. If our accounting policies, methods, judgments, assumptions, estimates and allocations prove to be incorrect, or if circumstances change, our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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

There is no assurance that applicable governmental authorities will reauthorize, modify, or prevent the expiration of tax benefits, tax credits, or other policies aimed to incentivize the purchase of our products. If such incentives are discontinued or diminished, the demand for our products could decrease, thereby creating the potential for a material adverse effect on our financial condition or results of operations.

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

Our Articles of Incorporation and Bylaws, Oregon law, and contracts and debt instruments to which we are a party, contain certain provisions that could delay, defer or prevent an acquisition proposal that some, or a majority, of our shareholders might believe to be in their best interests or in which shareholders might receive a premium for their common stock over the then-prevailing market price. These provisions could also dissuade shareholders or third parties from contesting director elections and could cause investors to view our securities as less attractive investments and reduce the market price of our common stock. Certain relevant provisions of our Articles of Incorporation and Bylaws, as well as Oregon law, are described in further detail in “Description of the Registrant’s Securities Under Section 12 of the Securities Exchange Act of 1934” included as Exhibit 4.2 to this Form 10-K.

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

We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our tax provision and cash tax obligations are affected by tax laws and regulations, interpretations of those laws, and significant judgments and estimates. Changes in U.S. or foreign tax laws, including rules governing the taxation of multinational companies and global minimum taxes, could increase our effective tax rate, cash tax obligations or compliance costs and could affect the tax consequences of our business operations, financing arrangements and cross-border transactions.

In determining our worldwide provision for income taxes, we make significant judgments and estimates regarding matters including the deductibility of expenses, utilization of tax credits and net operating losses, the realizability of deferred tax assets, the need for valuation allowances, and our ability to generate future taxable income. Changes in our business results, tax laws or assumptions regarding future taxable income could materially affect our tax expense, tax liabilities or effective tax rate.

We have taken, and may in the future take, tax positions that the Internal Revenue Service or other U.S. or foreign tax authorities may challenge. These positions may relate to, among other matters, transfer pricing, intercompany financing, the allocation of income among jurisdictions, the valuation or characterization of cross-border transactions, the deductibility of expenses and other matters arising from our multinational operations. Tax authorities may disagree with our interpretation or application of tax laws or with the pricing or terms of transactions between our affiliated entities. If a tax authority successfully challenges a position we have taken, we could be required to pay additional taxes, interest or penalties, which could adversely affect our results of operations, financial condition or cash flows. Tax audits, disputes and litigation may also require significant management attention and result in substantial costs regardless of their ultimate outcome.

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

If we fail to maintain adequate internal control over financial reporting, we may not be able to conclude on an ongoing basis that our internal control over financial reporting is effective in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations. No system of internal control provides absolute assurance that the financial statements are accurate and free of material error.

The use of artificial intelligence technologies could adversely affect our business and competitive position.

We may increasingly evaluate and use artificial intelligence technologies in our business, and difficulties in implementing or using these technologies could result in operational issues, increased costs, reputational harm or legal liability. In addition, if artificial intelligence technologies create opportunities to improve operational efficiency and we do not successfully identify or implement relevant applications, we may fail to realize potential efficiencies or could be placed at a competitive disadvantage. These risks could adversely affect our business, financial condition and results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Cybersecurity represents an important component of our overall approach to risk management. Our information security risk management (ISRM) policies, standards and practices are integrated into our overall enterprise risk management approach, and cybersecurity risks are one of the business risks that are subject to oversight by our Board of Directors. Our ISRM policies, standards and practices align with National Institute of Standards and Technology (NIST) Cybersecurity Framework and International Organization for Standardization (ISO) 27001.

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

Governance

The Board of Directors, in coordination with the Audit Committee, oversees the management of risks from cybersecurity threats, including the policies, standards, processes and practices that management implements to address risks from cybersecurity threats. The Audit Committee reviews cybersecurity on a quarterly basis. The Board of Directors and the Audit Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including, for example, recent developments, evolving standards, vulnerability assessments, third-party reviews, the threat environment, technological trends and information security considerations arising with respect to our peers. The Board of Directors and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding such incident until it has been addressed. On a regular basis, the Board of Directors and the Audit Committee discuss our approach to cybersecurity risk management with the Chief Information Officer (CIO) and other cyber team members, as well as senior leadership.

The CIO is principally responsible for overseeing our cybersecurity risk management program, in partnership with other business leaders across the Company. The CIO has over 20 years of global information technology leadership experience, including direct oversight of information security functions within industrial manufacturing organizations. The CIO’s experience includes leading enterprise IT strategy and cybersecurity, managing global IT operations and risk across multi-country organizations, and leading security and infrastructure integration in connection with acquisitions.

The CIO works in coordination with other senior leadership across the Company, including our CEO, Chief Financial Officer (CFO) and Chief Legal & Compliance Officer, to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents. Multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents in accordance with our cybersecurity incident response procedure plan.

To date, we have not experienced any risks from cybersecurity threats or incidents that have materially affected us or are reasonably likely to materially affect us, our business strategy, results of operations, or financial condition.

Item 2. PROPERTIES

We operate at the following primary facilities as of August 31, 2026:

Description	Location	Status

Manufacturing Segment

Operating facilities:	18 locations in the U.S.	Leased – 7 locations Owned – 11 locations
	3 locations in Mexico	Owned – 2 locations Leased – 1 location
	1 location in Poland	Owned
	2 locations in Romania	Owned

Administrative offices:	1 location in the U.S.	Leased

Leasing & Fleet Management Segment

Corporate offices, railcar marketing and fleet management:	Lake Oswego, Oregon	Leased

We believe that our facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet our operating needs for the foreseeable future. We continually evaluate our facilities in order to remain competitive and to take advantage of market opportunities.

Item 3. LEGAL PROCEEDINGS

There is hereby incorporated by reference the information disclosed in Note 19 - Commitments and Contingencies to the Consolidated Financial Statements.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

Current information regarding our executive officers is presented below.

Lorie L. Tekorius, 59, is CEO and President and serves on the Board of Directors. Ms. Tekorius announced her plan to retire as CEO and President effective January 6, 2027. She has served as President since August 2019 and was promoted to CEO in March 2022. Ms. Tekorius was elected to the Board of Directors in March 2022. Ms. Tekorius has served in various management positions for the Company since 1995, most recently as Executive Vice President and Chief Operating Officer and prior to that, as Executive Vice President and CFO.

Brian J. Comstock, 64, is Executive Vice President and President, The Americas, a position he has held since January 2024. Mr. Comstock has been appointed to become our CEO and President effective January 6, 2027. Previously, Mr. Comstock served as Executive Vice President, Chief Commercial and Leasing Officer beginning in January 2021. Earlier, Mr. Comstock served in various management positions for the Company from 1998, including as Executive Vice President, Sales and Marketing.

Michael J. Donfris, 63, is Senior Vice President, CFO, and joined the Company in June 2024. Prior to Greenbrier, Mr. Donfris served as CFO for R.J. Corman Railroad Group since November 2020, Vice President Global Finance for Flowserve from 2018 to 2020, Vice President of Finance and Chief Accounting Officer for TrinityRail from 2015 to 2018, and has over 30 years of experience in other finance leadership roles.

Laurie Dornan, 56, is Senior Vice President, Chief Human Resources Officer, a position she has held since November 2020. Ms. Dornan has served in various human resources leadership positions since joining the Company in 2014. Prior to Greenbrier, she served in various leadership roles with Lattice Semiconductor Corporation, Nautilus, Inc. and Electro Scientific Industries.

William Glenn, 65, is Senior Vice President and President, Europe, a position he has held since January 2024. Prior to this role, Mr. Glenn served as the Chair of the Management Board of Greenbrier Europe, managing operations in Poland and Romania. Mr. Glenn returned to the company in 2019 after serving as Chief Commercial Officer for Wells Fargo Rail from 2016 to 2019. Earlier, Mr. Glenn worked in a range of roles at Greenbrier including sales, marketing and customer support, beginning in 2001.

William Krueger, 61, is Senior Vice President and Chief Operations Officer, The Americas, a position he has held since January 2024. Prior to this role, Mr. Krueger was Senior Vice President, President Greenbrier Manufacturing Operations (GMO) since September 2022 and was Senior Vice President GMO when he joined the Company in 2020. Prior to Greenbrier, Mr. Krueger held a number of operations roles in the automotive industry including positions at General Motors, Toyota, and Nissan.

Christian M. Lucky, 59, is Senior Vice President, Chief Legal & Compliance Officer, a position he has held since January 2024. Mr. Lucky has served in various legal and management positions in the Company since 2015.

Matthew J. Meyer, 45, is Senior Vice President, Finance and Chief Accounting Officer and joined the Company in February 2023. Prior to Greenbrier, Mr. Meyer was Chief Accounting Officer of Horizon Global Corporation from December 2019 to February 2023, and Corporate Controller from November 2018 to December 2019. Prior to that, Mr. Meyer held various finance leadership roles.

Executive officers are designated by the Board of Directors. No director or executive officer has a family relationship with any other director or executive officer of the Company.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the New York Stock Exchange under the symbol GBX since July 14, 1994. There were approximately 172 holders of record of common stock as of October 21, 2026.

Issuer Purchases of Equity Securities

The Board of Directors has authorized the Company to repurchase shares of the Company’s common stock. On January 8, 2025, the Board of Directors authorized the extension of the existing share repurchase program from January 31, 2025 to January 31, 2027 and renewed the amount remaining for repurchases to $100.0 million.

As of August 31, 2026, the amount remaining for repurchase under the current authorization of the share repurchase program was $64.5 million. There were no share repurchases under this program during the three months ended August 31, 2026.

Performance Graph

The following graph demonstrates a comparison of cumulative total returns for the Company's Common Stock, the Dow Jones U.S. Industrial Transportation Index, the Standard & Poor’s (S&P) 500 Index, and the S&P SmallCap 600 Index. The S&P SmallCap 600 is included as it is used in measuring the Company's relative total stockholder return for purposes of determining the performance of certain stock awards granted beginning in 2024. The graph assumes an investment of $100 on August 31, 2021 in each of the Company's Common Stock and the stocks comprising the indices. Each of the indices assumes that all dividends were reinvested and that the investment was maintained to and including August 31, 2026, the end of the Company’s 2026 fiscal year.

The comparisons in this table are required by the SEC, and therefore, are not intended to forecast or be indicative of possible future performance of our Common Stock.

Item 6. RESERVED

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

We operate in two reportable segments:

1.
Manufacturing - We design, build and market freight railcars in North America and Europe. We place railcars on lease to customers and sell the railcars with leases attached to investors. In addition, we are a leading provider of freight railcar wheel services, component parts, maintenance and retrofitting services in North America.
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

We are monitoring developments related to tariffs and trade policies, including those imposed under Section 232 of the Trade Expansion Act of 1962 on steel, aluminum and copper, the impact of the recent Determination on freight couplers from the CBP and the administration of trade policy in North America. Uncertainty in these areas has adversely affected, and may continue to adversely affect, North American industry-wide demand for new railcars, including demand for our products, and therefore, our results of operations. In addition, expanded Section 232 tariffs on steel, aluminum and copper to cover freight rail tank cars and a broad range of rail components, including couplers, axles, air brakes and wheels, have caused a material increase in the price of our tank cars to our customers in the U.S. We remain focused on managing and, to the extent possible, mitigating the potential impacts of these evolving conditions on our business.

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

Financial Highlights

Results for 2026 reflected challenging conditions in the North American railcar market. Lower demand for new railcars resulted in decreased deliveries, Revenue and earnings compared to the prior year. Despite these conditions, we maintained strong market share and achieved profitability that compared favorably with prior industry downturns. Accomplishments for 2026 include the following:

•
Increased our owned lease fleet by 3,900 railcars, representing a 22.9% increase since August 31, 2025.
•
Amended our Leasing senior term debt in May 2026 on similar terms, providing for an additional $125.0 million available under a delayed draw facility through November 2026 and extending the maturity date from August 2027 to May 2032.
•
Maintained strong liquidity with $235.1 million in Cash and cash equivalents and $727.2 million in available borrowings as of August 31, 2026.

Manufacturing Backlog

Our railcar backlog was 14,000 units with an estimated value of $2.1 billion as of August 31, 2026, with expected deliveries extending into 2028 and beyond. Our backlog includes approximately $740 million of railcars intended for syndication which are supported by lease agreements with external customers and may be syndicated to third parties or held in our lease fleet depending on a variety of factors. Approximately 9% of backlog units and 8% of estimated value as of August 31, 2026 were associated with our Brazilian manufacturing operations, which are accounted for under the equity method.

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

Segment Information

Effective September 1, 2025, we changed our measurement basis for allocating revenue and expenses associated with syndication activity between our Manufacturing and Leasing & Fleet Management reportable segments. This change reflects the information currently provided to our CODM to assess performance and allocate resources and had no impact on our consolidated results of operations or financial position. Prior period segment results have been recast to conform to the current period presentation. See Note 16 - Segment Information to the Consolidated Financial Statements for additional information on our reportable segments.

Financial Overview

Revenue, Cost of revenue, Margin and Earnings from operations presented below include amounts from external parties and exclude intersegment activity that is eliminated in consolidation.

	Year Ended August 31,
(In millions, except per share amounts)	2026	2025
Revenue
Manufacturing	$2,266.5	$3,046.9
Leasing & Fleet Management	194.6	193.3
	2,461.1	3,240.2
Cost of revenue
Manufacturing	2,051.0	2,562.4
Leasing & Fleet Management	76.4	70.3
	2,127.4	2,632.7
Margin
Manufacturing	215.5	484.5
Leasing & Fleet Management	118.2	123.0
	333.7	607.5
Selling and administrative	228.5	263.3
Net gain on disposition of equipment	(38.4)	(15.9)
Earnings from operations	143.6	360.1
Interest and foreign exchange	65.0	75.7
Earnings before income tax and earnings from unconsolidated affiliates	78.6	284.4
Income tax expense	(17.4)	(91.4)
Earnings before earnings from unconsolidated affiliates	61.2	193.0
Earnings from unconsolidated affiliates	20.4	20.1
Net earnings	81.6	213.1
Net earnings attributable to noncontrolling interest	(2.6)	(9.0)
Net earnings attributable to Greenbrier	$79.0	$204.1
Diluted earnings per common share	$2.49	$6.35

Performance for our segments is evaluated based on Earnings from operations. Corporate includes selling and administrative costs not directly related to goods and services and certain costs that are intertwined among segments due to our integrated business model. Management does not allocate Interest and foreign exchange or Income tax expense for either external or internal reporting purposes.

	Year Ended August 31,
(In millions)	2026	2025
Earnings (loss) from operations:
Manufacturing	$120.8	$377.4
Leasing & Fleet Management	139.1	113.7
Corporate	(116.3)	(131.0)
	$143.6	$360.1

Consolidated Results

	Year Ended August 31,		2026 vs 2025
(In millions)	2026	2025	Increase (Decrease)	% Change
Revenue	$2,461.1	$3,240.2	$(779.1)	(24.0)%
Cost of revenue	$2,127.4	$2,632.7	$(505.3)	(19.2)%
Margin (%)	13.6%	18.7%	(5.1)%	*
Net earnings attributable to Greenbrier	$79.0	$204.1	$(125.1)	(61.3)%

* Not meaningful

Through our integrated business model, we provide a broad range of custom products and services in each of our reportable segments, which have various selling prices and margins. The demand for and mix of products and services delivered changes from period to period, which causes fluctuations in our financial results.

The 24.0% decrease in Revenue for the year ended August 31, 2026 as compared to the prior year was primarily due to a 31.9% decrease in deliveries partially offset by a change in railcar manufacturing product mix.

The 19.2% decrease in Cost of revenue for the year ended August 31, 2026 as compared to the prior year was primarily due to a 31.9% decrease in deliveries partially offset by a change in railcar manufacturing product mix.

Margin percentage decreased 5.1% for the year ended August 31, 2026 compared to the prior year primarily due to an unfavorable change in railcar manufacturing product mix and operating at lower volumes in our Manufacturing segment.

The $125.1 million decrease in Net earnings attributable to Greenbrier for the year ended August 31, 2026 as compared to the prior year was primarily due to the following:

•
$273.8 million decrease in Margin for the year ended August 31, 2026 primarily due to a 31.9% decrease in deliveries partially offset by a change in railcar manufacturing product mix.

These were partially offset by the following:

•
$74.0 million decrease in Income tax expense due to lower pre-tax earnings.
•
$34.8 million decrease in Selling and administrative expense primarily attributed to lower incentive compensation and other employee-related costs.
•
$22.5 million increase in Net gain on disposition of equipment primarily attributed to higher sales of assets from our lease fleet.
•
$10.7 million decrease in Interest and foreign exchange expense primarily attributed to higher interest income and the change in the Mexican Peso's and Brazilian Real's foreign exchange rates relative to the U.S. Dollar.

For discussion related to the results of operations and changes in financial condition for 2025 compared to 2024 refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K, which was filed with the U.S. Securities and Exchange Commission on October 28, 2025.

Manufacturing Segment

	Year Ended August 31,		2026 vs 2025
(In millions, except deliveries)	2026	2025	Increase (Decrease)	% Change
Revenue	$2,266.5	$3,046.9	$(780.4)	(25.6)%
Cost of revenue	$2,051.0	$2,562.4	$(511.4)	(20.0)%
Margin (%)	9.5%	15.9%	(6.4)%	*
Earnings from operations ($)	$120.8	$377.4	$(256.6)	(68.0)%
Earnings from operations (%)	5.3%	12.4%	(7.1)%	*
Deliveries	13,900	20,400	(6,500)	(31.9)%

* Not meaningful

Our Manufacturing segment primarily generates revenue from manufacturing a wide range of railcar products and components, syndication activity associated with leases attached to new railcar sales and performing sustainable conversion services. Manufacturing also generates revenue by providing railcar maintenance services.

Manufacturing Revenue decreased $780.4 million or 25.6% for the year ended August 31, 2026 compared to the prior year. The decrease was primarily attributed to a 31.9% decline in deliveries partially offset by a change in railcar manufacturing product mix during the year ended August 31, 2026.

Manufacturing Cost of revenue decreased $511.4 million or 20.0% for the year ended August 31, 2026 compared to the prior year. The decrease was primarily attributed to a 31.9% decline in deliveries partially offset by a change in railcar manufacturing product mix during the year ended August 31, 2026.

Manufacturing Margin as a percentage of Revenue decreased 6.4% for the year ended August 31, 2026 compared to the prior year. The decrease was primarily attributed to an unfavorable change in railcar manufacturing product mix and operating at lower volumes during the year ended August 31, 2026.

Manufacturing Earnings from operations decreased $256.6 million or 68.0% for the year ended August 31, 2026 compared to the prior year. The decrease was primarily attributed to a 31.9% decrease in deliveries during the year ended August 31, 2026.

Leasing & Fleet Management Segment

	Year Ended August 31,		2026 vs 2025
(In millions)	2026	2025	Increase (Decrease)	% Change
Revenue	$194.6	$193.3	$1.3	0.7%
Cost of revenue	$76.4	$70.3	$6.1	8.7%
Margin (%)	60.7%	63.6%	(2.9)%	*
Earnings from operations ($)	$139.1	$113.7	$25.4	22.3%
Earnings from operations (%)	71.5%	58.8%	12.7%	*

* Not meaningful

The Leasing & Fleet Management segment generates revenue from leasing railcars from our lease fleet, providing various fleet management services and interim rent on leased railcars for syndication.

Leasing & Fleet Management Revenue increased $1.3 million or 0.7% for the year ended August 31, 2026 compared to the prior year. The increase was primarily attributed to a $6.5 million increase in lease revenue primarily associated with growth of the fleet and improved lease rates during the year ended August 31, 2026. This was partially offset by a $4.7 million decrease in interim rent on leased railcars for syndication during the year ended August 31, 2026.

Leasing & Fleet Management Cost of revenue increased $6.1 million or 8.7% for the year ended August 31, 2026 compared to the prior year. The increase was primarily due to a larger lease fleet and ongoing costs related to servicing leased railcars for syndication during the year ended August 31, 2026.

Leasing & Fleet Management Margin as a percentage of Revenue decreased 2.9% for the year ended August 31, 2026 compared to the prior year. The decrease was primarily attributed to ongoing costs related to servicing leased railcars for syndication partially offset by improved lease rates during the year ended August 31, 2026.

Leasing & Fleet Management Earnings from operations increased $25.4 million or 22.3% for the year ended August 31, 2026 compared to the prior year. The increase was primarily attributed to an increase in net gain on disposition of equipment from higher sales of assets from our lease fleet and higher lease revenue associated with growth of the lease fleet and improved lease rates for the year ended August 31, 2026. This was partially offset by a decrease in interim rent on leased railcars for syndication during the year ended August 31, 2026.

Selling and Administrative

	Year Ended August 31,		2026 vs 2025
(In millions)	2026	2025	Increase (Decrease)	% Change
Selling and administrative	$228.5	$263.3	$(34.8)	(13.2)%

Selling and administrative expense was $228.5 million or 9.3% of Revenue for the year ended August 31, 2026 and $263.3 million or 8.1% of Revenue for the year ended August 31, 2025. The $34.8 million decrease was primarily attributed to lower incentive compensation and other employee-related costs during the year ended August 31, 2026.

Net Gain on Disposition of Equipment

Net gain on disposition of equipment typically includes the sale of assets from our lease fleet (Equipment on operating leases, net) and disposition of property, plant and equipment. Assets are periodically sold in the normal course of business in order to optimize our lease fleet and to manage risk and liquidity.

Net gain on disposition of equipment was $38.4 million and $15.9 million for the years ended August 31, 2026 and 2025, respectively. The increase was primarily attributed to higher sales of assets from our lease fleet during the year ended August 31, 2026.

Interest and Foreign Exchange

Interest and foreign exchange expense was composed of the following:

	Year Ended August 31,		2026 vs 2025
(In millions)	2026	2025	Increase (Decrease)
Interest and foreign exchange:
Interest and other expense, net	$70.9	$79.3	$(8.4)
Foreign exchange gain, net	(5.9)	(3.6)	(2.3)
	$65.0	$75.7	$(10.7)

The $10.7 million decrease in Interest and foreign exchange expense during the year ended August 31, 2026 compared to the prior year was primarily attributed to higher interest income and the change in the Mexican Peso's and Brazilian Real's foreign exchange rates relative to the U.S. Dollar during the year ended August 31, 2026.

Income Tax

In 2026, our Income tax expense was $17.4 million on $78.6 million of pre-tax earnings, resulting in an effective tax rate of 22.1%. The effective tax rate exceeded the U.S. federal statutory rate primarily due to state income taxes, income subject to tax in both U.S. and foreign jurisdictions, increases in valuation allowances and nondeductible officer compensation. These items were partially offset by favorable changes in foreign currency exchange rates affecting U.S. Dollar denominated foreign operations, tax credits, excess tax benefits associated with stock-based compensation and interest earned on income tax refunds.

In 2025, our Income tax expense was $91.4 million on $284.4 million of pre-tax earnings, resulting in an effective tax rate of 32.1%. This rate was higher than the U.S. federal statutory tax rate due to several factors, including the geographic mix of earnings, state taxes, U.S. taxation of foreign branch operations, the Base Erosion and Anti-Abuse Tax (BEAT) and minimum taxes in certain foreign jurisdictions. These impacts were partially offset by favorable changes in foreign currency exchange rates affecting our U.S. Dollar denominated foreign operations.

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

On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (OBBBA). While certain provisions affected deferred taxes and tax-related balances beginning in fiscal 2025, we do not currently expect OBBBA to have a material impact on our future effective tax rate.

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

Earnings from unconsolidated affiliates were $20.4 million and $20.1 million for the years ended August 31, 2026 and 2025, respectively. The increase was primarily related to higher earnings at our Brazil operations for the year ended August 31, 2026.

Net Earnings Attributable to Noncontrolling Interest

Net earnings attributable to noncontrolling interest were $2.6 million and $9.0 million for the years ended August 31, 2026 and 2025, respectively.

Net earnings attributable to noncontrolling interest primarily represents our joint venture partner's share in the results of operations of our Mexican railcar manufacturing joint ventures, adjusted for intercompany sales, and our European partner’s share of the results of our European operations. The $6.4 million change from the prior year is primarily a result of a decrease in earnings due to a change in railcar manufacturing product mix at our Mexican railcar manufacturing joint venture.

Liquidity and Capital Resources

	Year Ended August 31,
(In millions)	2026	2025
Net cash provided by operating activities	$39.6	$265.7
Net cash used in investing activities	(91.1)	(203.1)
Net cash used in financing activities	(31.3)	(101.7)
Effect of exchange rate changes	13.6	(3.1)
Net decrease in cash and cash equivalents and restricted cash	$(69.2)	$(42.2)

We continue to be financed through cash generated from operations and borrowings. At August 31, 2026, Cash and cash equivalents and Restricted cash were $257.2 million, a decrease of $69.2 million from $326.4 million at August 31, 2025.

Cash Flows From Operating Activities

The $226.1 million decrease in cash from operating activities for the year ended August 31, 2026 compared to the year ended August 31, 2025 was primarily due to a $131.5 million decrease in Net earnings and a $79.2 million net change in working capital accounts, primarily Inventories.

Cash Flows From Investing Activities

Cash used in investing activities primarily related to capital expenditures net of proceeds from the sale of assets. The $112.0 million decrease in cash used in investing activities for the year ended August 31, 2026 was primarily attributable to a $115.5 million increase in Proceeds from the sale of assets compared to the year ended August 31, 2025.

	Year Ended August 31,
(In millions)	2026	2025
Capital expenditures:
Leasing & Fleet Management	$(174.8)	$(140.5)
Manufacturing	(104.5)	(139.9)
Total capital expenditures (gross)	$(279.3)	$(280.4)
Proceeds from sales of assets	192.8	77.3
Total capital expenditures (net of proceeds)	$(86.5)	$(203.1)

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

For 2027, gross capital expenditures, net of proceeds from sales of assets, are expected to be approximately $225 million to $275 million, which includes the change in capital expenditures accrued in Accounts payable and accrued liabilities. Capital expenditures for 2027 primarily relate to additions to our lease fleet reflecting our leasing strategy and continued investments into the safety and productivity of our facilities.

Cash Flows From Financing Activities

The $70.4 million decrease in Net cash used in financing activities for the year ended August 31, 2026 compared to the year ended August 31, 2025 was primarily attributed to a $102.6 million increase in net borrowings partially offset by a $31.9 million increase in cash distributions to joint venture partners during the year ended August 31, 2026.

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

In February 2026, we issued $300.0 million of term notes secured by a portfolio of railcars and associated operating leases and other assets. GBX Leasing used a portion of the net proceeds received from the issuance of the term notes to pay down the GBXL warehouse credit facility.

Our Corporate senior term debt was amended in May 2025 on similar terms, extending the maturity date from August 2026 to May 2030. Principal payments of $3.1 million are to be paid quarterly in arrears with a balloon payment of $190.6 million due upon maturity. The principal balance as of August 31, 2026 was $237.5 million.

Dividend & Share Repurchase Program

A quarterly dividend of $0.34 per share was declared on October 21, 2026.

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

During the year ended August 31, 2026, we purchased a total of 313 thousand shares for $13.3 million under the current authorization of the share repurchase program. As of August 31, 2026, the amount remaining for repurchase under the current authorization of the share repurchase program was $64.5 million. During the year ended August 31, 2025, we purchased 517 thousand shares for $22.2 million.

Cash, Borrowing Availability and Credit Facilities

Our current cash balance is part of our strategy to maintain strong liquidity to respond to current uncertainties. As of August 31, 2026, we had $235.1 million in Cash and cash equivalents and $727.2 million in available borrowings. The available balance to draw under committed credit facilities includes $428.5 million on the North American revolving credit facility, $37.7 million on the European revolving credit facilities, and $136.0 million on the Mexican revolving credit facilities, in addition to $125.0 million as a delayed draw facility under the Leasing senior term debt agreement.

Our senior secured credit facilities aggregated to $1.3 billion as of August 31, 2026, which consisted of the following components:

Corporate and other – Recourse

North American revolving credit facility – As of August 31, 2026, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for our U.S. and Mexican operations. The North American revolving credit facility is secured by substantially all of our U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility or the railcar asset-backed securities. Available borrowings are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Outstanding commitments under the North American revolving credit facility included letters of credit which totaled $51.1 million and $5.4 million as of August 31, 2026 and 2025, respectively. Advances bear interest at the Secured Overnight Financing Rate (SOFR) plus 1.50% or Prime plus 0.50% depending on the type of borrowing. The North American revolving credit facility matures in May 2030.

European revolving credit facilities – As of August 31, 2026, lines of credit totaling $130.5 million, secured by certain of our European assets, were available for working capital needs of our European manufacturing operations. The European lines of credit include $59.0 million which is guaranteed by us. The European revolving credit facilities have variable rates that range from Warsaw Interbank Offered Rate (WIBOR) plus 1.20% to WIBOR plus 1.25% and

Euro Interbank Offered Rate (EURIBOR) plus 1.00% to EURIBOR plus 1.90%. The European revolving credit facilities are regularly renewed and currently have maturities that range from October 2026 through September 2028.

Mexican revolving credit facilities – As of August 31, 2026, our Mexican railcar manufacturing operations had lines of credit totaling $156.0 million for working capital needs, $56.0 million of which we and our joint venture partner have each guaranteed 50%. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.00% to SOFR plus 3.80%. The Mexican revolving credit facilities have maturities that range from January 2027 through July 2029.

Lease fleet and other – Nonrecourse

Leasing warehouse credit facility – As of August 31, 2026, a $450.0 million nonrecourse warehouse credit facility existed to support the operations of our leasing business in North America. Advances under the facility are secured by a pool of leased railcars and bear interest at SOFR plus 1.70%. The Leasing warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

The following table summarizes our credit facility balances:

	As of August 31,
(In millions)	2026	2025
Corporate and other – Recourse:
North American revolving credit facility	$50.0	$5.0
European revolving credit facilities	$92.8	$77.6
Mexican revolving credit facilities	$20.0	$70.0
Lease fleet – Nonrecourse:
Leasing warehouse credit facility	$—	$222.3

Other Information

The revolving and operating lines of credit, along with notes payable, contain covenants with respect to us, the most restrictive of which, among other things, limit our ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into finance leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all our assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest plus rent) coverage. As of August 31, 2026, we were in compliance with all such restrictive covenants.

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

To mitigate the exposure to changes in interest rates, we have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $462.2 million of variable rate debt to fixed rate debt as of August 31, 2026.

We expect existing funds and cash generated from operations, together with proceeds from financing activities including borrowings under existing credit facilities and long-term financings, to be sufficient to fund expected debt repayments, working capital needs, planned capital expenditures, additional investments in our unconsolidated affiliates and dividends during the next twelve months.

The following table shows our estimated future contractual cash obligations as of August 31, 2026:

	Year Ended August 31,
(In millions)	Total	2027	2028	2029	2030	2031	Thereafter
Debt [1]	$1,855.3	$181.7	$445.4	$41.9	$230.5	$65.0	$890.8
Interest [2]	940.4	73.8	71.3	57.1	53.5	42.2	642.5
Railcar & operating leases	91.7	17.0	15.9	14.2	11.0	7.4	26.2
	$2,887.4	$272.5	$532.6	$113.2	$295.0	$114.6	$1,559.5

1 The repayment of the $373.8 million of 2028 Convertible Notes due April 2028 is assumed to occur at the scheduled maturity instead of assuming an earlier conversion by the holders.

2 A portion of the estimated future cash obligation relates to interest on variable rate borrowings. Amounts are based on interest rates as of August 31, 2026.

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

Goodwill - We evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amounts of our reporting units exceed their fair value. We test goodwill for impairment by either performing a qualitative or quantitative assessment. When we perform a qualitative assessment, we analyze macroeconomic and industry conditions, financial performance, and cost estimates associated with a particular reporting unit. This assessment requires subjectivity based on cumulative information available at the assessment date. If a qualitative assessment indicates it is more likely than not that the carrying value of a reporting unit exceeds its respective fair value, a quantitative assessment is performed. We performed a qualitative assessment for our annual goodwill impairment test during the third quarter of 2026 and determined that it was more likely than not that the fair values of all reporting units with goodwill exceeded their carrying values; therefore, we concluded that goodwill was not impaired.

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

We make certain estimates and assumptions to determine our reporting units and whether the fair value of each reporting unit is greater than its respective carrying value. The above highlighted judgments contemplated estimates and effects of macroeconomic trends that are inherently uncertain. Changes in these estimates, which may include the effects of inflation and policy reactions thereto, increases in pricing of materials and components, changes in demand, or potential macroeconomic events may cause future assessment conclusions to differ. For further information, see Note 6 - Goodwill to the Consolidated Financial Statements.

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

Our annual tax rate is based on our income, statutory tax rates, and tax planning opportunities available to us in the various jurisdictions in which we operate. Judgment is required in determining our tax expense and in evaluating our tax positions, as tax laws are complex and subject to different interpretations by taxpayers and government taxing authorities. Our income tax rate is affected by the tax rates that apply to our foreign earnings and could be adversely impacted by higher or lower earnings than anticipated in a particular jurisdiction. In addition to local country tax laws and regulations which may apply minimum taxes, our income tax rate depends on the extent that our foreign earnings are taxed by the U.S. through provisions such as the global intangible low-taxed income tax and BEAT. We review our deferred tax assets and tax positions quarterly and adjust the balances as new information becomes available. For further information regarding income taxes, see Note 15 - Income Taxes to the Consolidated Financial Statements.

Contingencies - We may be involved in various proceedings related to legal and regulatory matters, including environmental matters. We estimate future costs for known legal and regulatory matters and accrue a reserve for such matters when it is probable that we have incurred a liability and the related costs can be reasonably estimated based on currently available information. Adjustments to these reserves are made when additional information becomes available that affects the estimated liability or when expenditures for such established reserves are incurred.

Judgments used in determining if a liability is probable or estimable are subjective and based on known facts and our historical experience with similar matters. Our reserves for legal and regulatory matters may change in the future if new developments or changes in circumstances differ from assumptions used to develop the reserve. Due to the uncertain nature of legal and regulatory matters, there can be no assurance that we will not become involved in future litigation or other regulatory proceedings or, if we were found to be responsible or liable in any litigation or other regulatory proceeding, that such costs would not be material to us. For further information regarding our contingencies, see Note 19 - Commitments and Contingencies to the Consolidated Financial Statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have global operations that conduct business in their local currencies as well as other currencies. To mitigate the exposure to transactions denominated in currencies other than the functional currency of each entity, we enter into foreign currency forward exchange contracts to protect revenue or margin on a portion of forecasted foreign currency sales and expenses. At August 31, 2026 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros, the purchase and sale of U.S. Dollars and Euros, and the purchase and sale of Mexican Pesos and U.S. Dollars aggregated to $190.7 million. Because of the variety of currencies in which purchases and sales are transacted and the interaction between currency rates, it is not possible to predict the impact of foreign currency exchange rate fluctuations on future operating results.

In addition to exposure to transaction gains or losses, we are also exposed to foreign currency exchange risk related to the net asset position of our foreign subsidiaries. At August 31, 2026, net assets of foreign subsidiaries aggregated to $132.7 million and a 10% strengthening of the U.S. Dollar relative to the foreign currencies would result in a decrease in equity of $13.3 million, or 0.8% of Total equity - Greenbrier. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. Dollar.

Interest Rate Risk

We have managed a portion of our variable rate debt with interest rate swap agreements, effectively converting $462.2 million of variable rate debt to fixed rate debt. Notwithstanding these interest rate swap agreements, we are still exposed to interest rate risk relating to our revolving debt and a portion of term debt, which are at variable rates. At August 31, 2026, 85% of our outstanding debt had fixed rates and 15% had variable rates. At August 31, 2026, a uniform 10% increase in variable interest rates would result in approximately $0.9 million of additional annual interest expense.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Greenbrier Companies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Greenbrier Companies, Inc. and subsidiaries (the Company) as of August 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended August 31, 2026, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended August 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated October 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Sufficiency of audit evidence over inventory

As discussed in Notes 1, 2, and 4 to the consolidated financial statements, the Company operates from facilities in the U.S., Mexico, Poland and Romania to produce various railcars, component parts and perform railcar maintenance services and wheel and axle servicing. Work-in-process inventory includes material, labor and overhead. Finished goods includes completed wheels, component parts and finished railcars in transit or not on lease. The Company held $742.1 million of inventory as of August 31, 2026.

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

Portland, Oregon
October 26, 2026

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

As of August 31,

(In millions, except number of shares which are reflected in thousands)	2026	2025
Assets
Cash and cash equivalents	$235.1	$306.1
Restricted cash	22.1	20.3
Accounts receivable, net	485.0	526.4
Income tax receivable	30.1	44.9
Inventories	742.1	688.3
Leased railcars for syndication	349.2	225.9
Equipment on operating leases, net	1,395.2	1,328.5
Property, plant and equipment, net	691.1	726.7
Investment in unconsolidated affiliates	97.6	99.3
Intangibles and other assets, net	256.4	264.2
Goodwill	129.8	130.0
	$4,433.7	$4,360.6
Liabilities and Equity
Accounts payable and accrued liabilities	$622.8	$651.7
Debt, net
Recourse	771.9	771.2
Non-recourse	1,065.5	979.7
	1,837.4	1,750.9
Deferred income taxes	187.5	180.2
Deferred revenue	64.5	44.3
Commitments and contingencies (Notes 18 & 19)
Contingently redeemable noncontrolling interest	30.3	35.8
Equity
Greenbrier
Preferred stock - without par value; 25,000 shares authorized; none outstanding	—	—
Common stock - without par value; 100,000 shares authorized; 30,940 and 30,873 outstanding at August 31, 2026 and 2025	—	—
Additional paid-in capital	358.4	364.7
Retained earnings	1,236.2	1,199.0
Accumulated other comprehensive loss	(21.1)	(31.2)
Total equity - Greenbrier	1,573.5	1,532.5
Noncontrolling interest	117.7	165.2
Total equity	1,691.2	1,697.7
	$4,433.7	$4,360.6

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income

Years ended August 31,

(In millions, except number of shares which are reflected in thousands and per share amounts)	2026	2025	2024
Revenue
Manufacturing	$2,266.5	$3,046.9	$3,371.2
Leasing & Fleet Management	194.6	193.3	173.5
	2,461.1	3,240.2	3,544.7
Cost of revenue
Manufacturing	2,051.0	2,562.4	2,921.6
Leasing & Fleet Management	76.4	70.3	64.6
	2,127.4	2,632.7	2,986.2
Margin	333.7	607.5	558.5
Selling and administrative	228.5	263.3	247.1
Net gain on disposition of equipment	(38.4)	(15.9)	(13.1)
Earnings from operations	143.6	360.1	324.5
Interest and foreign exchange	65.0	75.7	100.8
Earnings before income tax and earnings from unconsolidated affiliates	78.6	284.4	223.7
Income tax expense	(17.4)	(91.4)	(62.0)
Earnings before earnings from unconsolidated affiliates	61.2	193.0	161.7
Earnings from unconsolidated affiliates	20.4	20.1	11.0
Net earnings	81.6	213.1	172.7
Net earnings attributable to noncontrolling interest	(2.6)	(9.0)	(12.6)
Net earnings attributable to Greenbrier	$79.0	$204.1	$160.1
Basic earnings per common share	$2.55	$6.55	$5.15
Diluted earnings per common share	$2.49	$6.35	$4.96
Weighted average common shares
Basic	30,937	31,171	31,102
Diluted	31,772	32,139	32,363

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Comprehensive Income

Years ended August 31,

(In millions)	2026	2025	2024
Net earnings	$81.6	$213.1	$172.7
Other comprehensive income (loss)
Translation adjustment	6.8	9.7	(14.9)
Reclassification of derivative financial instruments recognized in net earnings [1]	(11.8)	(13.5)	(14.7)
Unrealized gain on derivative financial instruments [2]	15.8	7.3	2.9
Other (net of tax effect)	(0.7)	(0.6)	—
	10.1	2.9	(26.7)
Comprehensive income	91.7	216.0	146.0
Comprehensive income attributable to noncontrolling interest	(2.6)	(9.1)	(12.6)
Comprehensive income attributable to Greenbrier	$89.1	$206.9	$133.4

1 Net of tax effect of $2.7 million, $3.3 million and $4.0 million for the years ended August 31, 2026, 2025, and 2024, respectively

2 Net of tax effect of $(3.6) million, $(1.2) million and $(0.5) million for the years ended August 31, 2026, 2025, and 2024, respectively

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Equity

	Attributable to Greenbrier
(In millions)	Common Stock Shares	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity - Greenbrier	Noncontrolling Interest	Total Equity	Contingently Redeemable Noncontrolling Interest
Balance August 31, 2023	30.9	$364.4	$897.5	$(7.3)	$1,254.6	$155.6	$1,410.2	$55.6
Net earnings	—	—	160.1	—	160.1	10.3	170.4	2.3
Other comprehensive loss, net	—	—	—	(26.7)	(26.7)	—	(26.7)	—
Noncontrolling interest adjustments	—	—	16.2	—	16.2	3.9	20.1	(16.2)
Joint venture partner distribution declared	—	—	—	—	—	(9.3)	(9.3)	—
Issuance of vested restricted stock units (net of shares withheld for tax)	0.2	(5.1)	—	—	(5.1)	—	(5.1)	—
Stock based compensation expense	—	17.1	—	—	17.1	—	17.1	—
Repurchase of stock	—	(1.3)	—	—	(1.3)	—	(1.3)	—
Cash dividends ($1.20 per share)	—	—	(38.8)	—	(38.8)	—	(38.8)	—
Balance August 31, 2024	31.1	$375.1	$1,035.0	$(34.0)	$1,376.1	$160.5	$1,536.6	$41.7
Net earnings	—	—	204.1	—	204.1	14.9	219.0	(5.9)
Other comprehensive income, net	—	—	—	2.8	2.8	0.1	2.9	—
Noncontrolling interest adjustments	—	—	—	—	—	7.6	7.6	—
Joint venture partner distribution declared	—	—	—	—	—	(17.9)	(17.9)	—
Issuance of vested restricted stock units (net of shares withheld for tax)	0.3	(5.6)	—	—	(5.6)	—	(5.6)	—
Stock based compensation expense	—	17.5	—	—	17.5	—	17.5	—
Repurchase of stock	(0.5)	(22.3)	—	—	(22.3)	—	(22.3)	—
Cash dividends ($1.24 per share)	—	—	(40.1)	—	(40.1)	—	(40.1)	—
Balance August 31, 2025	30.9	$364.7	$1,199.0	$(31.2)	$1,532.5	$165.2	$1,697.7	$35.8
Net earnings	—	—	79.0	—	79.0	8.1	87.1	(5.5)
Other comprehensive income, net	—	—	—	10.1	10.1	—	10.1	—
Noncontrolling interest adjustments	—	—	—	—	—	(5.8)	(5.8)	—
Joint venture partner distribution declared	—	—	—	—	—	(49.8)	(49.8)	—
Issuance of vested restricted stock units (net of shares withheld for tax)	0.3	(8.5)	—	—	(8.5)	—	(8.5)	—
Stock based compensation expense	—	15.5	—	—	15.5	—	15.5	—
Repurchase of stock	(0.3)	(13.3)	—	—	(13.3)	—	(13.3)	—
Cash dividends ($1.32 per share)	—	—	(41.8)	—	(41.8)	—	(41.8)	—
Balance August 31, 2026	30.9	$358.4	$1,236.2	$(21.1)	$1,573.5	$117.7	$1,691.2	$30.3

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

Years ended August 31,

(In millions)	2026	2025	2024
Cash flows from operating activities
Net earnings	$81.6	$213.1	$172.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Deferred income taxes	12.5	42.1	16.8
Depreciation and amortization	130.3	121.5	115.6
Net gain on disposition of equipment	(38.4)	(15.9)	(13.1)
Stock based compensation expense	15.5	17.5	17.1
Earnings from unconsolidated affiliates	(20.4)	(20.1)	(11.0)
Noncontrolling interest adjustments	(5.8)	7.6	3.9
Other	(1.3)	3.4	3.8
Decrease (increase) in assets:
Accounts receivable, net	32.1	(4.6)	9.2
Income tax receivable	14.8	0.2	(2.9)
Inventories	(106.7)	62.0	50.0
Leased railcars for syndication	(97.4)	(107.8)	(5.1)
Other assets	30.3	29.6	24.6
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(28.8)	(67.0)	(63.5)
Deferred revenue	21.3	(15.9)	11.5
Net cash provided by operating activities	39.6	265.7	329.6
Cash flows from investing activities
Proceeds from sales of assets	192.8	77.3	75.0
Capital expenditures	(279.3)	(280.4)	(398.3)
Other	(4.6)	—	2.9
Net cash used in investing activities	(91.1)	(203.1)	(320.4)
Cash flows from financing activities
Net changes in debt with maturities of 90 days or less	60.0	23.7	(27.8)
Proceeds from debt with maturities longer than 90 days	675.0	97.0	407.2
Repayments of debt with maturities longer than 90 days	(642.8)	(131.1)	(236.2)
Debt issuance costs	(9.2)	(5.5)	(2.9)
Repurchase of stock, including excise tax	(13.4)	(22.7)	(1.3)
Dividends	(42.6)	(39.6)	(38.4)
Cash distribution to joint venture partner	(49.8)	(17.9)	(9.3)
Tax payments for net share settlement of restricted stock	(8.5)	(5.6)	(5.1)
Net cash provided by (used in) financing activities	(31.3)	(101.7)	86.2
Effect of exchange rate changes	13.6	(3.1)	(29.5)
Increase (decrease) in cash and cash equivalents and restricted cash	(69.2)	(42.2)	65.9
Cash and cash equivalents and restricted cash
Beginning of period	326.4	368.6	302.7
End of period	$257.2	$326.4	$368.6
Balance Sheet Reconciliation
Cash and cash equivalents	$235.1	$306.1	$351.8
Restricted cash	22.1	20.3	16.8
Total cash and cash equivalents and restricted cash as presented above	$257.2	$326.4	$368.6
Cash paid during the period for
Interest	$79.2	$82.2	$85.7
Income taxes (received) paid, net	$(4.1)	$48.2	$42.6
Non-cash activity
Transfer from Leased railcars for syndication and Inventories to Equipment on operating leases, net	$37.2	$42.5	$66.8
Capital expenditures accrued in Accounts payable and accrued liabilities	$3.9	$9.7	$61.1
Change in Accounts payable and accrued liabilities associated with dividends declared	$0.8	$0.5	$0.4
Change in Accounts payable and accrued liabilities associated with repurchase of stock	$0.1	$0.4	$—

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

Note 1 — Nature of Operations

The Company operates in two reportable segments: Manufacturing and Leasing & Fleet Management. The segments support the Company's integrated business model. The Manufacturing segment, which currently operates from facilities in the U.S., Mexico, Poland and Romania, produces double-stack intermodal railcars, tank cars, freight railcars, and automotive railcar products. The Manufacturing segment also performs wheel and axle servicing, railcar maintenance services and produces a variety of component parts for the rail industry. The Leasing & Fleet Management segment owns approximately 20,900 railcars as of August 31, 2026 and provides management services for railroads, shippers, carriers, institutional investors and other leasing and transportation companies in North America. Through unconsolidated affiliates the Company produces rail and industrial components and has an ownership stake in a railcar manufacturer in Brazil.

Effective September 1, 2025, the Company changed its measurement basis for allocating revenue and expenses associated with syndication activity between the Manufacturing and Leasing & Fleet Management reportable segments. This change reflects the information currently provided to the Company’s CODM to assess performance and allocate resources and had no impact on the Company’s consolidated results of operations or financial position. Prior period segment results have been recast to conform to the current period presentation. See Note 16 – Segment Information to the Consolidated Financial Statements for additional information on the Company’s reportable segments.

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

Accounts receivable - Accounts receivable consists of receivables from customers and receivables from related parties (see Note 14 - Related Party Transactions to the Consolidated Financial Statements) and is stated net of allowance for credit losses of $2.8 million and $6.5 million as of August 31, 2026 and 2025, respectively.

	Year Ended August 31,
(In millions)	2026	2025	2024
Allowance for credit losses
Balance at beginning of period	$6.5	$3.6	$2.8
Additions, net of reversals	(3.4)	4.6	0.8
Usage	(0.3)	(1.8)	(0.1)
Currency translation effect	—	0.1	0.1
Balance at end of period	$2.8	$6.5	$3.6

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

As of August 31, 2026, investments in unconsolidated affiliates include the Company’s 60% interest in Greenbrier-Maxion, 29.5% interest in Amsted-Maxion Cruzeiro (which owns 40% of Greenbrier-Maxion) and 41.9% interest in Axis. The Company does not consolidate Greenbrier-Maxion for financial reporting purposes and accounts for its interest under the equity method of accounting as the entity's governance provisions require that all significant decisions of Greenbrier-Maxion are subject to shared consent of its shareholders.

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

Impairment of long-lived assets - When changes in circumstances indicate the carrying amount of certain long-lived asset groups may not be recoverable, the assets are evaluated for impairment. If the forecasted undiscounted future cash flows are less than the carrying amount of the assets, an impairment charge to reduce the carrying value of the assets to estimated realizable value is recognized. No impairment of long-lived assets was recorded in the years ended August 31, 2026, 2025, and 2024.

Goodwill - Goodwill is recorded when the purchase price of an acquisition exceeds the fair market value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually and more frequently if indicators of impairment arise. The Company reviews goodwill for impairment annually using either a qualitative assessment or a quantitative goodwill impairment test. If the qualitative assessment is selected and the Company determines that the fair value of each reporting unit more likely than not exceeds its carrying value, no further assessment is necessary. For reporting units where the Company performs the quantitative goodwill impairment test, an impairment loss is recorded to the extent that the reporting unit’s carrying amount exceeds the reporting unit’s fair value. An impairment loss cannot exceed the total amount of goodwill allocated to the reporting unit. No impairment of goodwill was recorded in the years ended August 31, 2026, 2025, and 2024. See Note 6 - Goodwill to the Consolidated Financial Statements for additional information.

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

Greenbrier-Astra Rail B.V. was formed with Astra Holdings GmbH (Astra) in 2017 to combine the Company’s existing European operations in Poland and Astra's operations in Romania. Greenbrier-Astra Rail B.V. is controlled by the Company with an approximate 75% interest. Astra received a put option to sell its entire noncontrolling interest to the Company at an exercise price equal to the higher of fair value or a defined earnings before interest, taxes, depreciation and amortization (EBITDA) multiple as measured on the exercise date. The put option was exercisable 30 business days prior to and up until June 1, 2026. During 2026, the option was extended to be exercisable within 20 business days after Astra has received written determination of the put purchase price. The put purchase price has not been determined as of the date of this filing.

The Company consolidates Greenbrier-Astra Rail B.V. for financial reporting purposes and includes the noncontrolling interest in the mezzanine section of the Consolidated Balance Sheet in Contingently redeemable noncontrolling interest. The carrying value of the noncontrolling interest cannot be less than the maximum redemption amount, which is the amount Greenbrier will settle the put option for if exercised. There were no redemption value adjustments during the years ended August 31, 2026 and 2025. During the year ended August 31, 2024, the Company recorded a noncash $16.2 million redemption value adjustment to Contingently redeemable noncontrolling interest and Retained earnings to reduce the carrying value to the maximum redemption amount. The change in the maximum redemption amount in 2024 was primarily attributed to industry and entity-specific indicators which impacted the estimated future cash flows of Greenbrier-Astra Rail B.V.

Net earnings attributable to noncontrolling interest on the Company’s Consolidated Statement of Income represents the Company’s partners’ share of results from operations.

Accumulated other comprehensive loss – Accumulated other comprehensive loss (AOCL), net of tax as appropriate, consisted of the following:

(In millions)	Unrealized Gain (Loss) on Derivative Financial Instruments	Foreign Currency Translation Adjustment	Other	AOCL
Balance, August 31, 2023	$27.0	$(32.1)	$(2.2)	$(7.3)
Other comprehensive income (loss) before reclassifications	2.9	(14.9)	—	(12.0)
Amounts reclassified from AOCL	(14.7)	—	—	(14.7)
Balance, August 31, 2024	$15.2	$(47.0)	$(2.2)	$(34.0)
Other comprehensive income (loss) before reclassifications	7.3	9.6	(0.6)	16.3
Amounts reclassified from AOCL	(13.5)	—	—	(13.5)
Balance, August 31, 2025	$9.0	$(37.4)	$(2.8)	$(31.2)
Other comprehensive income (loss) before reclassifications	15.8	6.8	(0.7)	21.9
Amounts reclassified from AOCL	(11.8)	—	—	(11.8)
Balance, August 31, 2026	$13.0	$(30.6)	$(3.5)	$(21.1)

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

Syndication transactions represent new and used railcars which have been placed on lease to a customer and which the Company sells to an investor with the lease attached. At the time of such sale, revenue and cost of revenue associated with railcars that the Company has manufactured are recognized in the Manufacturing segment, while revenue and cost of revenue associated with railcars obtained from a third-party with the intent to resell and subsequently sold are recognized in the Leasing & Fleet Management segment. The Company utilizes both ASC 842, Leases and ASC 606, Revenue from Contracts with Customers when evaluating retained risk of services and other performance obligations in conjunction with selling railcars with a lease attached as part of the syndication model.

The Company enters into multi-year contracts to provide management and maintenance services to customers for which revenue is generally recognized on a straight-line basis over the contract term as a stand-ready obligation. Costs to fulfill these contracts are recognized as incurred.

Interest and foreign exchange - Interest includes amortization of debt issuance costs and external interest expense. Foreign exchange gains and losses include the effects of remeasuring monetary assets and liabilities denominated in a currency other than the functional currency of the respective subsidiary.

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Interest and foreign exchange:
Interest and other expense, net	$70.9	$79.3	$93.9
Foreign exchange (gain) loss, net	(5.9)	(3.6)	6.9
	$65.0	$75.7	$100.8

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

Research and development - Research and development costs are expensed as incurred. Research and development costs incurred for new product development during the years ended August 31, 2026, 2025 and 2024 were $5.9 million, $5.5 million and $5.2 million, respectively, included in Selling and administrative expenses.

Earnings per common share (EPS) - Basic EPS is calculated using weighted average basic common shares outstanding.

Diluted EPS is calculated using the if-converted method, associated with shares underlying the 2024 and 2028 2.875% Convertible notes, and the treasury stock method associated with performance based restricted stock units subject to performance criteria.

Stock-based compensation - Stock based compensation expense consists of restricted stock units. Restricted stock units are accounted for as equity based awards (see Note 12 - Equity to the Consolidated Financial Statements). The value of stock-based compensation awards is amortized as compensation expense from the date of grant through the vesting period. Forfeitures are recognized as they occur.

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

Recently Adopted Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis. See Note 15 - Income Taxes to the Consolidated Financial Statements for additional information.

Recently Issued Accounting Pronouncements

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

Note 3 – Revenue Recognition

The following table presents the Company's revenue disaggregated by category:

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Manufacturing:
Railcar sales	$1,908.5	$2,662.3	$3,011.5
Railcar maintenance	358.0	384.6	359.7
	2,266.5	3,046.9	3,371.2
Leasing & Fleet Management	194.6	193.3	173.5
Total Revenue	$2,461.1	$3,240.2	$3,544.7

Contract balances

Contract assets primarily consist of work completed for railcar maintenance but not billed at the reporting date. Contract liabilities primarily consist of customer prepayments for new railcars and other management-type services, for which the Company has not yet satisfied the related performance obligations.

The opening and closing balances of the Company’s contract balances are as follows:

(In millions)	Balance sheet classification	August 31, 2026	August 31, 2025	$ change
Contract assets	Accounts receivable, net	$2.6	$5.9	$(3.3)
Contract assets	Inventories	$7.4	$9.4	$(2.0)
Contract liabilities [1]	Deferred revenue	$26.6	$40.1	$(13.5)

1 Contract liabilities balance includes deferred revenue within the scope of Revenue from Contracts with Customers (Topic 606).

For the years ended August 31, 2026 and 2025 the Company recognized $26.9 million and $39.9 million of revenue, respectively, that was included in Contract liabilities as of August 31, 2025 and 2024.

Performance obligations

As of August 31, 2026, the Company has entered into contracts with customers for which revenue has not yet been recognized. The following table summarizes estimated revenue related to performance obligations wholly or partially unsatisfied, that the Company anticipates will be recognized in future periods.

(In millions)	August 31, 2026
Manufacturing:
Railcar sales	$1,208.1
Railcar maintenance	$16.2
Leasing & Fleet Management
Fleet management	$136.7

Based on current production and delivery schedules and existing contracts, approximately $979.7 million of the Railcar sales performance obligations are expected to be recognized in 2027 while the remaining amount is expected to be recognized in 2028 and beyond. Railcar maintenance performance obligations are expected to be recognized in 2027. Fleet management performance obligations include management and maintenance services contracts of which approximately $92.0 million is expected to be recognized through 2031 and the remaining amount through 2037.

Note 4 — Inventories

	As of August 31,
(In millions)	2026	2025
Manufacturing supplies and raw materials	$425.5	$439.4
Work-in-process	163.4	158.9
Finished goods	161.0	97.7
Excess and obsolete adjustment	(7.8)	(7.7)
	$742.1	$688.3

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Excess and obsolete adjustment
Balance at beginning of period	$7.7	$6.3	$17.2
Charge to cost of revenue	2.1	3.8	1.2
Disposition of inventory	(2.0)	(2.6)	(12.2)
Currency translation effect	—	0.2	0.1
Balance at end of period	$7.8	$7.7	$6.3

Note 5 — Property, Plant and Equipment, net

	As of August 31,
(In millions)	2026	2025
Land and improvements	$71.3	$71.9
Machinery and equipment	748.5	722.3
Buildings and improvements	444.0	422.5
Construction in progress	30.1	70.2
Other	141.4	156.3
	1,435.3	1,443.2
Accumulated depreciation	(744.2)	(716.5)
	$691.1	$726.7

Depreciation expense was $85.5 million, $78.3 million and $72.4 million for the years ended August 31, 2026, 2025 and 2024, respectively.

Note 6 — Goodwill

Changes in the carrying value of goodwill are as follows:

(In millions)	Manufacturing	Leasing & Fleet Management	Total
Balance August 31, 2025	$130.0	$—	$130.0
Translation and other adjustments	(0.2)	—	(0.2)
Balance August 31, 2026	$129.8	$—	$129.8

(In millions)	Goodwill
Gross goodwill balance before accumulated goodwill impairment losses and other reductions	$293.6
Accumulated goodwill impairment losses	(138.2)
Accumulated other reductions	(25.6)
Balance August 31, 2026	$129.8

The Company performed its annual goodwill impairment test during the third quarter of 2026. The Company utilized the qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its respective carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic considerations and industry indicators, financial performance, and cost estimates associated with a particular reporting unit. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. Based on the qualitative assessment, the Company determined that it was more likely than not that the fair value of each reporting unit with goodwill exceeded its respective carrying value and a quantitative impairment test was not necessary; therefore, the Company concluded that goodwill was not impaired.

As of August 31, 2026, the Manufacturing segment includes the North America Manufacturing reporting unit with a goodwill balance of $56.3 million, the Wheels & Parts reporting unit with a goodwill balance of $42.6 million and the Europe Manufacturing reporting unit with a goodwill balance of $30.9 million.

Note 7 — Intangibles and Other Assets, net

The following table summarizes the Company’s identifiable intangible and other assets balance:

	As of August 31,
(In millions)	2026	2025
Intangible assets subject to amortization:
Customer and supplier relationships	$87.5	$87.5
Accumulated amortization	(77.6)	(74.8)
Other intangible assets	45.7	42.3
Accumulated amortization	(33.0)	(30.1)
	22.6	24.9
Intangible assets not subject to amortization	2.1	2.3
Prepaid and other assets	43.1	44.3
Operating lease ROU assets	77.0	84.2
Nonqualified savings plan investments	68.7	59.4
Debt issuance costs, net	6.1	7.2
Deferred tax assets	36.8	41.9
	$256.4	$264.2

Amortization expense for the years ended August 31, 2026, 2025, and 2024 was $6.5 million, $6.3 million and $7.2 million, respectively. As of August 31, 2026, amortizable intangible assets had a weighted-average remaining useful life of 6.0 years. Amortization expense for the years ending August 31, 2027, 2028, 2029, 2030 and 2031 is expected to be $7.3 million, $4.4 million, $2.9 million, $1.7 million and $1.5 million, respectively.

Note 8 — Accounts Payable and Accrued Liabilities

	As of August 31,
(In millions)	2026	2025
Trade payables	$289.5	$264.0
Other accrued liabilities	85.3	113.9
Operating lease liabilities	77.0	84.9
Accrued payroll and related liabilities	156.8	169.0
Accrued warranty	14.2	19.9
	$622.8	$651.7

Note 9 — Warranty Accrual

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Balance at beginning of period	$19.9	$23.8	$25.6
Charged to cost of revenue	4.8	6.0	13.4
Payments	(10.3)	(10.1)	(15.7)
Currency translation effect	(0.2)	0.2	0.5
Balance at end of period	$14.2	$19.9	$23.8

Note 10 — Debt, net

Recourse debt is debt where the lender may pursue repayment beyond the value of any pledged collateral and is generally secured by general assets of the Company. Non-recourse debt is debt where the lender’s ability to pursue repayment from the Company is limited to the value of the specific assets collateralized by the debt.

The following table summarizes the Company’s recourse and non-recourse debt balances:

	As of August 31,
(In millions)	2026	2025
Corporate and other – Recourse:
Revolving credit facilities
North America	$50.0	$5.0
Europe	92.8	77.6
Mexico	20.0	70.0
	162.8	152.6
Corporate senior term debt	237.5	250.0
2.875% Convertible senior notes, due 2028	373.8	373.8
Other notes payable	2.2	1.4
	776.3	777.8
Debt discount and issuance costs	(4.4)	(6.6)
Debt, net — Recourse	771.9	771.2

Lease fleet and other – Non-recourse:
Leasing warehouse credit facility	—	222.3
Leasing senior term debt	297.4	308.2
Leasing GBXL I asset-backed term notes
2022 Class A Notes	250.2	262.6
2022 Class B Notes	20.7	20.7
2023 Class A Notes	150.7	153.7
2023 Class B Notes	19.0	19.2
2026 Class A Notes	278.7	—
2026 Class B Notes	19.6	—
	738.9	456.2
European debt	42.7	—
	1,079.0	986.7
Debt discount and issuance costs	(13.5)	(7.0)
Debt, net — Non-recourse	1,065.5	979.7
Total Debt, net	$1,837.4	$1,750.9

Corporate and other – Recourse

North American revolving credit facility

As of August 31, 2026, a $600.0 million revolving line of credit existed to provide working capital and interim financing of equipment, principally for the Company’s U.S. and Mexican operations. The North American revolving credit facility is secured by substantially all the Company’s U.S. assets not otherwise pledged as security for term loans, the warehouse credit facility or the railcar asset-backed securities. The North American revolving credit facility had $428.5 million available for borrowing as of August 31, 2026. Available borrowings are generally based on defined levels of eligible inventory, receivables, property, plant and equipment and leased equipment, as well as total debt to consolidated capitalization and fixed charges coverage ratios. Outstanding commitments under the North American revolving credit facility included letters of credit which totaled $51.1 million and $5.4 million as of August 31, 2026 and 2025, respectively. Advances bear interest at SOFR plus 1.50% or Prime plus 0.50% depending on the type of borrowing. The North American revolving credit facility matures in May 2030.

European revolving credit facilities

As of August 31, 2026, lines of credit totaling $130.5 million secured by certain of the Company’s European assets, were available for working capital needs of the Company’s European manufacturing operations. The European revolving credit facilities had $37.7 million available for borrowing as of August 31, 2026. The European lines of credit include $59.0 million which is guaranteed by the Company. The European revolving credit facilities have variable rates that range from WIBOR plus 1.20% to WIBOR plus 1.25% and EURIBOR plus 1.00% to EURIBOR plus 1.90%. European revolving credit facilities are regularly renewed and currently have maturities that range from October 2026 through September 2028.

Mexican revolving credit facilities

As of August 31, 2026, the Company’s Mexican railcar manufacturing operations had lines of credit totaling $156.0 million for working capital needs, $56.0 million of which the Company and its joint venture partner have each guaranteed 50%. The Mexican revolving credit facilities had $136.0 million available for borrowing as of August 31, 2026. Advances under these facilities bear interest at variable rates that range from SOFR plus 2.00% to SOFR plus 3.80%. The Mexican revolving credit facilities have maturities that range from January 2027 through July 2029.

Corporate senior term debt

The Corporate senior term debt bears a floating interest rate of SOFR plus 1.50%. Interest rate swap agreements cover approximately 70% of the principal balance to swap the floating interest rate to fixed rates. Principal payments of $3.1 million are to be paid quarterly in arrears with a balloon payment of $190.6 million due upon maturity. The Corporate senior term debt matures in May 2030.

2.875% Convertible senior notes, due 2028 (2028 Convertible Notes)

The 2028 Convertible Notes bear interest at a fixed rate of 2.875%, paid semiannually in arrears on April 15th and October 15th. Issuance costs are amortized using the effective interest rate method through 2028 and the amortization expense is included in Interest and foreign exchange on the Company's Consolidated Statements of Income. As of August 31, 2026, the effective interest rate was 5.75%. The convertible notes mature on April 15, 2028, unless earlier repurchased, redeemed or converted in accordance with their terms prior to such date. The convertible notes are senior unsecured obligations and rank equally with other senior unsecured debt. The notes are convertible into shares of the Company’s common stock, at a conversion rate of 18.2140 shares of common stock per $1,000 principal amount which is equivalent to a conversion price of approximately $54.90 per share. The conversion rate and the resulting conversion price are subject to adjustment in certain events, such as distributions, dividends or stock splits. Conversion of the par value of the note will be settled in cash, with any premium convertible in cash or shares at the Company’s option. Upon a conversion of the notes, the Company may elect to pay or deliver, as the case may be, cash and, if applicable, shares of the Company’s common stock, as provided in the 2028 Notes Indenture (as defined below). As of August 31, 2026, the Company has reserved approximately 8.1 million shares for issuance upon conversion of these notes.

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

Lease fleet – Non-recourse

Leasing warehouse credit facility

As of August 31, 2026, a $450.0 million non-recourse warehouse credit facility existed to support the operations of our leasing business in North America. Advances under the warehouse credit facility are secured by a pool of leased railcars and bear interest at SOFR plus 1.70%. The warehouse credit facility converts to a term loan in September 2027 and matures in September 2029.

Leasing senior term debt

The Leasing senior term debt was amended in May 2026 on similar terms, providing for an additional $125.0 million available under a delayed draw facility through November 2026 and extending the maturity date from August 2027 to May 2032. The Leasing senior term debt is secured by a pool of leased railcars and bears interest at a rate of SOFR plus 1.625%, with principal of $2.6 million paid quarterly in arrears and a balloon payment of $237.0 million due upon maturity. Interest rate swap agreements cover nearly 100% of the principal balance to swap the floating interest rate to fixed rates.

Leasing GBXL I asset-backed term notes

GBX Leasing 2022-1 LLC (GBXL I or Issuer) was formed as a wholly owned special purpose entity of GBX Leasing, LLC to securitize leased railcar assets. GBXL I issued $323.3 million of term notes in February 2022 (2022 GBXL Notes), $178.5 million of term notes in November 2023 (2023 GBXL Notes), and $300.0 million of term notes in February 2026 (2026 GBXL Notes), which are secured by a portfolio of railcars and associated operating leases and other assets, acquired and owned by GBXL I. GBX Leasing used a portion of the net proceeds received from the issuance of the 2026 GBXL Notes to pay down the Leasing warehouse credit facility.

The 2022 GBXL Notes include the GBXL I Series 2022-1 Class A Secured Railcar Equipment Notes (2022 Class A Notes) and GBXL I Series 2022-1 Class B Secured Railcar Equipment Notes (2022 Class B Notes), which bear interest at fixed rates of 2.87% and 3.45%, respectively. The 2022 GBXL Notes are payable monthly, with a contractual maturity date of February 20, 2052 and an anticipated repayment date of January 20, 2029. While the contractual maturity date is in 2052, the cash flows generated from the railcar assets will pay down the 2022 GBXL Notes in line with the agreement, which based on expected cash flow payments, would result in repayment in advance of the contractual maturity date.

The 2023 GBXL Notes include the GBXL I Series 2023-1 Class A Secured Railcar Equipment Notes (2023 Class A Notes) and GBXL I Series 2023-1 Class B Secured Railcar Equipment Notes (2023 Class B Notes), which bear interest at fixed rates of 6.42% and 7.28%, respectively. The 2023 GBXL Notes are payable monthly, with a contractual maturity date of November 20, 2053 and an anticipated repayment date of November 20, 2030. While the contractual maturity date is in 2053, the cash flows generated from the railcar assets will pay down the 2023 GBXL Notes in line with the agreement, which based on expected cash flow payments, would result in repayment in advance of the contractual maturity date.

The 2026 GBXL Notes include the GBXL I Series 2026-1 Class A Secured Railcar Equipment Notes (2026 Class A Notes) and GBXL I Series 2026-1 Class B Secured Railcar Equipment Notes (2026 Class B Notes), which bear interest at fixed rates of 5.13% and 5.30%, respectively. The 2026 GBXL Notes are payable monthly, with a contractual maturity date of February 22, 2056 and an anticipated repayment date of February 21, 2033. While the contractual maturity date is in 2056, the cash flows generated from the railcar assets will pay down the 2026 GBXL Notes in line with the agreement, which based on expected cash flow payments, would result in repayment in advance of the contractual maturity date.

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

The following table summarizes the Issuer's net carrying amount of the assets transferred and the related debt.

	As of August 31,
(In millions)	2026	2025
Assets
Restricted cash	$12.1	$7.6
Equipment on operating leases, net	936.0	609.7
Liabilities
Debt, net — Non-recourse	$729.6	$449.6

European debt

In January 2026, the Company entered into a loan agreement with a commitment of up to $50.3 million to support the Company's European operations. The European debt is secured by a pool of leased railcars and is non-recourse to Greenbrier. The European debt bears interest at a rate of EURIBOR plus 3.50% and matures in January 2031.

As of August 31, 2026, contractual maturities of recourse and non-recourse debt are as follows:

(In millions)
Year ending August 31,
2027	$181.7
2028	445.4
2029	41.9
2030	230.5
2031	65.0
Thereafter	890.8
$1,855.3

The recourse and non-recourse debt contains certain covenants with respect to the Company and various subsidiaries, the most restrictive of which, among other things, limit the ability to: incur additional indebtedness or guarantees; pay dividends or repurchase stock; enter into finance leases; create liens; sell assets; engage in transactions with affiliates, including joint ventures and non U.S. subsidiaries, including but not limited to loans, advances, equity investments and guarantees; enter into mergers, consolidations or sales of substantially all the Company’s assets; and enter into new lines of business. The covenants also require certain maximum ratios of debt to total capitalization and minimum levels of fixed charges (interest and rent) coverage.

Note 11 — Derivative Instruments

Foreign operations give rise to market risks from changes in foreign currency exchange rates. Foreign exchange contracts with established financial institutions are utilized to hedge a portion of that risk. Interest rate swap agreements are used to reduce the impact of changes in interest rates on certain debt. For foreign exchange contracts and interest rate swap agreements that are designated as cash flow hedges, the effective portion of unrealized gains and losses is recorded in AOCL.

At August 31, 2026 exchange rates, notional amounts of foreign exchange contracts for the purchase of Polish Zlotys and the sale of Euros, the purchase and sale of U.S. Dollars and Euros, and the purchase and sale of Mexican Pesos and U.S. Dollars aggregated to $190.7 million. The fair value of the contracts is included on the Consolidated Balance Sheets as Accounts payable and accrued liabilities when in a loss position, or as Accounts receivable, net when in a gain position. As the contracts mature at various dates through November 2028, any such gain or loss remaining will be recognized in Manufacturing Revenue or Cost of revenue along with the related transactions. In the event that the underlying transaction does not occur or does not occur in the period designated at the inception of the hedge, the amount classified in AOCL would be reclassified to the results of operations in Interest and foreign exchange at the time of occurrence. At August 31, 2026 exchange rates, approximately $3.2 million would be reclassified to Manufacturing Revenue and Cost of revenue in the next year.

At August 31, 2026, interest rate swap agreements maturing from August 2027 through January 2032 had notional amounts that aggregated to $462.2 million. The fair value of the contracts is included on the Consolidated Balance Sheets in Accounts payable and accrued liabilities when in a loss position, or in Accounts receivable, net when in a gain position. As interest expense on the underlying debt is recognized, amounts corresponding to the interest rate swap are reclassified from AOCL and charged or credited to interest expense. At August 31, 2026 interest rates, approximately $6.2 million would be reclassified to Interest and foreign exchange in the next year.

Fair Values of Derivative Instruments

	Asset Derivatives			Liability Derivatives
		August 31,			August 31,
		2026	2025		2026	2025
(In millions)	Balance sheet caption	Fair Value	Fair Value	Balance sheet caption	Fair Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$4.4	$5.4	Accounts payable and accrued liabilities	$0.6	$2.9
Interest rate swap contracts	Accounts receivable, net	13.8	13.6	Accounts payable and accrued liabilities	—	0.7
		$18.2	$19.0		$0.6	$3.6
Derivatives not designated as hedging instruments
Foreign exchange contracts	Accounts receivable, net	$0.1	$—	Accounts payable and accrued liabilities	$—	$—

The Effect of Derivative Instruments on Accumulated Other Comprehensive Loss

Derivatives in cash flow hedging relationships	Gain (loss) recognized in Other comprehensive income (loss) Year ended August 31,			Location of gain (loss) reclassified from AOCL into income	Gain (loss) reclassified from AOCL into income Year ended August 31,
(In millions)	2026	2025	2024		2026	2025	2024
Foreign exchange contracts	$(0.5)	$1.5	$3.4	Revenue	$0.3	$3.9	$2.5
Foreign exchange contracts	9.7	0.1	(0.6)	Cost of revenue	6.2	0.1	(0.5)
Interest rate swap contracts	10.2	6.9	0.4	Interest and foreign exchange	8.0	12.8	16.7
	$19.4	$8.5	$3.2		$14.5	$16.8	$18.7

The Effect of Derivative Instruments on the Consolidated Statements of Income

Derivatives not designated as hedging instruments	Location of gain (loss)	Gain (loss) recognized in income on derivatives Year ended August 31,
(In millions)		2026	2025	2024
Foreign exchange contracts	Interest and foreign exchange	$(0.1)	$(0.3)	$0.1

The following table presents the location and amounts in the Consolidated Statements of Income in which the effects of derivatives in cash flow hedging relationships were recorded:

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Total Revenue	$2,461.1	$3,240.2	$3,544.7
Gain (loss) on cash flow hedges in Revenue
Foreign exchange contracts:
Gain (loss) reclassified from AOCL	$0.3	$3.9	$2.5
Amount excluded from effectiveness testing	$1.9	$3.1	$2.5

Total Cost of revenue	$2,127.4	$2,632.7	$2,986.2
Gain (loss) on cash flow hedges in Cost of revenue
Foreign exchange contracts:
Gain (loss) reclassified from AOCL	$6.2	$0.1	$(0.5)
Amount excluded from effectiveness testing	$0.1	$—	$0.9

Total Interest and foreign exchange	$65.0	$75.7	$100.8
Gain (loss) on cash flow hedges in Interest and foreign exchange
Interest rate swap contracts:
Gain reclassified from AOCL	$8.0	$12.8	$16.7

Note 12 — Equity

Stock Incentive Plan

The 2021 Stock Incentive Plan (2021 Plan) was approved by shareholders on January 6, 2021. The 2021 Plan replaced the 2017 Amended and Restated Stock Incentive Plan (2017 Plan). The 2021 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted shares, restricted stock units and stock appreciation rights. With the approval of shareholders on January 7, 2026, the 2021 Plan was amended to authorize an additional 1.0 million shares available for issuance under the 2021 Plan. As of August 31, 2026, 3.2 million shares were authorized under the 2021 Plan, which includes 0.7 million shares previously reserved under the 2017 Plan.

On August 31, 2026, there were 1.5 million shares available for grant compared to 0.8 million and 1.0 million shares available for grant as of August 31, 2025 and 2024, respectively. There are no stock options, restricted shares, or stock appreciation rights outstanding as of August 31, 2026. The Company currently grants restricted stock units. Shares associated with restricted stock unit awards are not considered legally outstanding shares of common stock until they are issued following vesting. Restricted stock unit awards, including performance based awards, are entitled to participate in dividends.

During the years ended August 31, 2026, 2025, and 2024, the Company granted restricted stock unit awards totaling 0.4 million, 0.3 million, and 0.4 million shares, respectively, which include performance based awards and dividend equivalent rights. For performance based awards granted during the years ended August 31, 2026, the performance metrics included the Company’s total shareholder return relative to a designated peer group (Relative TSR), weighted 30%, in addition to an EBITDA metric, weighted 40%, and a return on invested capital (ROIC) metric, weighted 30%. For performance based awards granted during the years ended August 31, 2025 and 2024, the performance metrics included Relative TSR, weighted 20%, in addition to an EBITDA metric, weighted 60%, and a ROIC metric, weighted 20%. Performance based award share payouts depend on the extent to which the performance goal has been achieved. The number of shares that a participant receives is equal to the award granted multiplied by a payout factor, which ranges from 0% to a maximum of 200%.

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

	For the Year Ended August 31,
	2026	2025	2024
Expected share price volatility (GBX)	43.6%	44.8%	45.0%
Risk-free rate of return	3.4%	3.9%	5.0%

The fair value of awards granted was $18.7 million, $17.5 million, and $17.3 million for the years ended August 31, 2026, 2025 and 2024, respectively. The grant date fair value of stock awarded under restricted stock unit grants is amortized as compensation expense over the vesting period of one to three years. Compensation expense recognized related to restricted stock unit grants for the years ended August 31, 2026, 2025 and 2024 was $15.5 million, $17.5 million, and $17.1 million, respectively, and was recorded in Selling and administrative and Cost of revenue on the Consolidated Statements of Income. Unamortized compensation cost related to restricted stock unit grants was $16.9 million as of August 31, 2026, which is expected to be recognized over a weighted average period of approximately two years.

Vested restricted stock units include shares that were withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements. The following table summarizes the activity for the Company’s restricted stock unit grants, including performance based grants, under the 2021 Plan:

(in thousands, except per unit amounts)	Number of Units	Weighted Average Grant Date Fair Value
Outstanding as of August 31, 2025	850	$43.71
Granted [1]	382	$49.04
Incremental shares earned for performance [2]	166	$19.55
Vested [3]	(565)	$33.68
Forfeited	(31)	$46.19
Outstanding as of August 31, 2026	802	$50.13

1 Includes 180 thousand time-based and 202 thousand performance-based restricted stock unit awards.

2 For the 2023-2025 performance period, incremental shares earned includes 125 thousand additional shares awarded to participants based on the EBITDA criteria for which actual performance resulted in a payout above target and 41 thousand additional shares awarded to participants based on the Relative TSR criteria for which actual performance resulted in a payout above target.

3 Includes 192 thousand time-based and 373 thousand performance-based restricted stock units.

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

During the year ended August 31, 2026, the Company purchased a total of 313 thousand shares for $13.3 million under the current authorization of the share repurchase program. As of August 31, 2026, the amount remaining for repurchase under the current authorization of the share repurchase program was $64.5 million. During the years ended August 31, 2025 and 2024, the Company purchased 517 thousand shares for $22.2 million and 38 thousand shares for $1.3 million, respectively. Excise tax on shares repurchased is assessed at one percent of the fair market value of net shares repurchased and does not reduce the remaining share repurchase authorization. No excise tax was recorded on shares repurchased for the years ended August 31, 2026 and 2024. For the year ended August 31, 2025, the Company recorded excise tax on shares repurchased of $0.1 million to Additional paid-in capital.

Note 13 — Earnings Per Common Share

The shares used in the computation of the Company’s basic and diluted EPS are reconciled as follows:

	Year Ended August 31,
(In thousands)	2026	2025	2024
Weighted average basic common shares outstanding	30,937	31,171	31,102
Dilutive effect of 2.875% Convertible notes, due 2024 [1]	N/A	N/A	345
Dilutive effect of 2.875% Convertible notes, due 2028 [2]	—	—	—
Dilutive effect of restricted stock units [3]	835	968	916
Weighted average diluted common shares outstanding	31,772	32,139	32,363

1 The 2.875% Convertible notes due 2024 were retired on February 1, 2024.

2 The dilutive effect of the 2.875% Convertible notes, due 2028 was excluded for the years ended August 31, 2026, 2025 and 2024 as the average stock price was less than the applicable conversion price and therefore was considered anti-dilutive. As these notes require cash settlement for the principal, only a premium is potentially dilutive under the "if converted" method as further discussed below.

3 Restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved, are included in weighted average diluted common shares outstanding when the Company is in a net earnings position.

Basic EPS is computed by dividing Net earnings attributable to Greenbrier by weighted average basic common shares outstanding.

For the years ended August 31, 2026, 2025, and 2024, diluted EPS was calculated using the more dilutive of two methods. The first method includes the dilutive effect, using the treasury stock method, associated with restricted stock units and performance based restricted stock units subject to performance criteria, for which actual levels of performance above target have been achieved. The second method supplements the first by also including the “if converted” effect of the 2.875% Convertible notes due 2024, during the periods in which they were outstanding, and shares underlying the 2.875% Convertible notes due 2028, when there is a conversion premium. Under the “if converted” method, debt issuance and interest costs, both net of tax, associated with the convertible notes due 2024 are added back to net earnings and the share count is increased by the shares underlying the convertible notes.

(In millions, except number of shares which are reflected in	Year Ended August 31,
thousands and per share amounts)	2026	2025	2024
Net earnings attributable to Greenbrier	$79.0	$204.1	$160.1
Weighted average basic common shares outstanding	30,937	31,171	31,102
Basic earnings per common share	$2.55	$6.55	$5.15

Net earnings attributable to Greenbrier	$79.0	$204.1	$160.1
Add back:
Interest and debt issuance costs on the 2.875% convertible notes due 2024, net of tax	N/A	N/A	0.5
Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024	N/A	N/A	$160.6
Weighted average diluted common shares outstanding	31,772	32,139	32,363
Diluted earnings per common share (1)	$2.49	$6.35	$4.96

1 Diluted EPS for the year ended August 31, 2024 was calculated as follows:

Earnings before interest and debt issuance costs on the 2.875% convertible notes due 2024

Weighted average diluted common shares outstanding

Note 14 — Related Party Transactions

The Company has a 41.9% interest in Axis, a joint venture. The Company purchased $4.9 million, $9.4 million and $8.8 million of railcar components from Axis during the years ended August 31, 2026, 2025 and 2024, respectively.

Note 15 — Income Taxes

The components of income from continuing operations before income taxes were as follows:

	For The Year Ended August 31,
(In millions)	2026	2025	2024
Domestic	$33.8	$255.3	$111.4
Foreign	44.8	29.1	112.3
Earnings before income tax and earnings from unconsolidated affiliates	$78.6	$284.4	$223.7

Components of income tax expense were as follows:

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Current
Federal	$(1.6)	$8.4	$2.0
State	1.2	1.8	2.2
Foreign	6.4	35.2	38.8
	6.0	45.4	43.0
Deferred
Federal	2.2	47.5	14.6
State	1.5	8.2	0.1
Foreign	(1.4)	(7.7)	(2.0)
	2.3	48.0	12.7
Change in valuation allowance	9.1	(2.0)	6.3
Income tax expense	$17.4	$91.4	$62.0

The reconciliation between effective and statutory tax rates on operations for the year ended August 31, 2026 is as follows:

	For The Year Ended August 31, 2026
(In millions)	Amount	Percent
U.S. federal statutory tax rate	$16.5	21.0%
State and local income taxes, net of federal benefit [1]	2.5	3.2

Foreign tax effects
Mexico:
Statutory tax rate difference	5.6	7.2
Nondeductible compensation	3.0	3.8
Foreign currency / inflationary effects	(11.4)	(14.5)
Change in valuation allowance	1.5	1.9
Other	0.4	0.6
Romania:
Minimum tax	2.1	2.7
Other	(1.5)	(2.0)
Canada:
Withholding tax	1.2	1.5
Other foreign jurisdictions:	0.8	1.0

Effects of cross-border tax laws
U.S. branch income	6.9	8.7
BEAT	(1.8)	(2.2)
Other	0.5	0.6

Tax credits
Foreign tax credits	(10.7)	(13.6)
Other	(0.7)	(1.0)

Changes in valuation allowances	4.6	5.9

Nontaxable or nondeductible items
Officer compensation	3.3	4.2
Stock based compensation	(2.0)	(2.5)
Other	(1.6)	(2.0)

Changes in unrecognized tax benefits	(0.4)	(0.5)

Other reconciling items
Interest on tax refunds	(3.0)	(3.8)
Other	1.6	1.9
Effective tax rate	$17.4	22.1%

1 State income taxes, net of federal benefit for the year ended August 31, 2026 are primarily attributable to state taxes in Texas, Oregon, California and Louisiana.

As previously disclosed and prior to the adoption of ASU 2023-09, the reconciliation between effective and statutory tax rates on operations for the years ended August 31, 2025 and 2024 are as follows:

	For the Year Ended August 31,
	2025	2024
Federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	2.0	1.4
Foreign operations	2.0	4.6
U.S. tax on foreign earnings	0.7	2.3
U.S. impact of foreign branch	2.3	(1.9)
Permanent differences	1.2	4.0
BEAT and minimum taxes	4.4	0.5
Change in valuation allowance	(0.8)	2.8
Unrecognized tax benefits	0.3	0.7
Noncontrolling interest in flow-through entity	(0.3)	(0.3)
Credits	(0.8)	(4.7)
Other	0.1	(2.7)
Effective tax rate	32.1%	27.7%

On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as OBBBA. During fiscal years 2025 and 2026, the Company recorded an increase in deferred tax liabilities and a decrease in income taxes payable related to 100% bonus depreciation for qualifying assets placed in service after January 19, 2025. The Company's effective tax rate also increased during fiscal year 2025 due to non‑deductible depreciation included in the computation of its BEAT liability. Other provisions of OBBBA are effective in future tax years and are under evaluation, however the Company does not expect the provisions to have a material impact on its effective tax rate.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	As of August 31,
(In millions)	2026	2025
Deferred tax assets:
Accrued payroll and related liabilities	$36.7	$32.7
Accrued liabilities	5.6	5.2
Deferred revenue	5.3	11.2
Inventories and other	9.0	15.8
Maintenance and warranty accruals	4.4	4.8
Lease liability	17.8	18.8
Interest expense	15.8	15.5
Net operating losses	43.5	21.2
Investment, asset tax credits and other	30.4	16.3
	168.5	141.5
Valuation allowance	(23.0)	(13.9)
Deferred tax liabilities:
Fixed assets	(260.4)	(234.3)
Intangibles	(5.8)	(3.6)
Right-of-use asset	(17.8)	(18.5)
Other	(12.2)	(9.5)
	(296.2)	(265.9)
Net deferred tax liability	$(150.7)	$(138.3)

As of August 31, 2026, the Company had $77.1 million of federal net operating loss carryforwards that do not expire, $27.0 million of federal credit carryforwards that will begin to expire in 2028, $47.6 million of state net operating loss carryforwards that do not expire, $100.9 million of state net operating loss carryforwards that will begin to expire in 2031, $24.2 million of foreign net operating loss carryforwards that begin to expire in 2029 and $46.8 million of foreign net operating loss carryforwards that do not expire. The Company has placed a valuation allowance of $23.0 million against the deferred tax assets for which a benefit is not more likely than not to be realized, including those for loss and credit carryforwards unlikely to be used before their expiration dates or where the possibility of utilization is remote. The net increase in the total valuation allowance was approximately $9.1 million for the year ended August 31, 2026.

The Company does not intend to repatriate certain foreign earnings and continues to assert that such earnings are indefinitely reinvested. Accordingly, the Company has not recorded a liability for foreign withholding taxes associated with these undistributed foreign earnings. Determination of the amount of the unrecognized deferred tax liability associated with these earnings is not practicable.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Unrecognized Tax Benefit – Opening Balance	$3.6	$3.1	$1.7
Gross increases – tax positions in prior period	1.4	0.5	1.8
Settlements	(1.3)	—	—
Lapse of statute of limitations	—	—	(0.4)
Unrecognized Tax Benefit – Ending Balance	$3.7	$3.6	$3.1

All unrecognized tax benefits, when recognized, would impact the effective tax rate.

Interest and penalties related to income taxes are classified as a component of income tax expense. As of August 31, 2026 and 2025, accrued interest related to unrecognized tax benefits was $0.7 million and $1.2 million, respectively. Income tax expense for the fiscal years ended August 31, 2026, 2025, and 2024 included interest (benefit) expense related to unrecognized tax benefits of $(0.5) million, $0.4 million, and $0.2 million, respectively. The Company has not accrued any penalties related to unrecognized tax benefits.

The Company is subject to income taxes in the U.S., including state and local jurisdictions, as well as in certain foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for fiscal years prior to 2022, state and local tax examinations for fiscal years prior to 2021, or foreign tax examinations for fiscal years prior to 2017. During fiscal year 2026, the Internal Revenue Service is examining the Company's U.S. federal income tax returns for fiscal years 2024 and 2025. Income tax examinations are also ongoing in Canada, Poland and Romania.

The components of income taxes refunded, net of payments, are as follows:

For The Year Ended August 31,
(In millions)	2026
Federal	$(27.3)
State
Texas	0.5
California	0.2
Other	0.5
Foreign
Mexico	16.6
Romania	3.3
Canada	1.2
Brazil	0.6
Netherlands	0.3
Poland	(0.3)
Other	0.3
Income taxes refunded, net of payments	$(4.1)

Federal tax refunds include amounts received as a result of the carryback of fiscal year 2021 net operating losses to fiscal years 2016 through 2018, as permitted under the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020.

Note 16 — Segment Information

The Company operates in two reportable segments: Manufacturing and Leasing & Fleet Management. See Note 1 - Nature of Operations to the Consolidated Financial Statements for additional information on the change in the measurement basis for allocating revenue and expenses associated with syndication activity between the Company’s reportable segments effective September 1, 2025. Prior period segment results have been recast to conform to the current period presentation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company’s CODM is Greenbrier’s President and CEO. Segment earnings from operations is the measure of profit or loss used by the CODM. As part of the Company’s budgeting and forecasting process, the CODM uses Segment earnings from operations to allocate capital and resources to each segment and considers variances from budget, forecasts, and prior period results to assess current period performance for each segment. Segment earnings from operations includes all revenues, expenses, and net gains or losses on asset dispositions that are directly attributable to each segment. Corporate expenses include selling and administrative costs not directly attributable to the reportable segments due to the Company’s integrated business model and therefore are not allocated to Segment earnings from operations. The Company does not allocate Interest and foreign exchange, Earnings from unconsolidated affiliates, or Income tax benefit (expense) for either external or internal reporting purposes. Intersegment sales and transfers are valued as if the sales or transfers were to third parties. Related revenue and margin are eliminated in consolidation and therefore are not included in consolidated results in the Company’s Consolidated Financial Statements.

The information in the following tables is derived directly from the segments’ internal financial reports used for corporate management purposes, which includes the significant expense categories that are regularly reviewed by the CODM.

	For the Year Ended August 31, 2026
(In millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$2,266.5	$194.6	$2,461.1
Intersegment revenue	48.3	0.2	48.5
	2,314.8	194.8	2,509.6
Elimination of intersegment revenues			(48.5)
Total consolidated revenues			$2,461.1
Cost of revenue
Cost of revenue from external customers	2,051.0	76.4	2,127.4
Intersegment cost of revenue	47.8	0.2	48.0
	2,098.8	76.6	2,175.4
Elimination of intersegment margin	(0.5)	—	(0.5)
Margin	215.5	118.2	333.7
Selling and administrative	91.0	21.2
Net loss (gain) on disposition of equipment	3.7	(42.1)
Segment earnings from operations	$120.8	$139.1	$259.9

	For the Year Ended August 31, 2025
(In millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$3,046.9	$193.3	$3,240.2
Intersegment revenue	98.9	0.6	99.5
	3,145.8	193.9	3,339.7
Elimination of intersegment revenues			(99.5)
Total consolidated revenues			$3,240.2
Cost of revenue
Cost of revenue from external customers	2,562.4	70.3	2,632.7
Intersegment cost of revenue	84.7	0.6	85.3
	2,647.1	70.9	2,718.0
Elimination of intersegment margin	(14.2)	—	(14.2)
Margin	484.5	123.0	607.5
Selling and administrative	106.3	26.0
Net loss (gain) on disposition of equipment	0.8	(16.7)
Segment earnings from operations	$377.4	$113.7	$491.1

	For the Year Ended August 31, 2024
(In millions)	Manufacturing	Leasing & Fleet Management	Total
Revenue
Revenue from external customers	$3,371.2	$173.5	$3,544.7
Intersegment revenue	237.0	1.0	238.0
	3,608.2	174.5	3,782.7
Elimination of intersegment revenues			(238.0)
Total consolidated revenues			$3,544.7
Cost of revenue
Cost of revenue from external customers	2,921.6	64.6	2,986.2
Intersegment cost of revenue	212.1	0.9	213.0
	3,133.7	65.5	3,199.2
Elimination of intersegment margin	(24.9)	(0.1)	(25.0)
Margin	449.6	108.9	558.5
Selling and administrative	90.3	30.7
Net loss (gain) on disposition of equipment	0.4	(13.5)
Segment earnings from operations	$358.9	$91.7	$450.6

Reconciliation of Segment earnings from operations to Earnings before income tax and earnings from unconsolidated affiliates:

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Segment earnings from operations
Manufacturing	$120.8	$377.4	$358.9
Leasing & Fleet Management	139.1	113.7	91.7
	259.9	491.1	450.6
Corporate	(116.3)	(131.0)	(126.1)
Earnings from operations	143.6	360.1	324.5
Interest and foreign exchange	65.0	75.7	100.8
Earnings before income tax and earnings from unconsolidated affiliates	$78.6	$284.4	$223.7

The following tables present selected financial information by segment.

	As of August 31,
(In millions)	2026	2025
Assets:
Manufacturing	$2,065.3	$2,085.9
Leasing & Fleet Management	2,043.7	1,858.4
Unallocated, including cash	324.7	416.3
	$4,433.7	$4,360.6

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Depreciation and amortization:
Manufacturing	$85.5	$78.4	$72.1
Leasing & Fleet Management	44.8	43.1	43.5
	$130.3	$121.5	$115.6
Capital expenditures:
Manufacturing	$104.5	$139.9	$121.3
Leasing & Fleet Management	174.8	140.5	277.0
	$279.3	$280.4	$398.3

The following tables summarize selected geographic information.

	As of August 31,
(In millions)	2026	2025
Assets:
U.S.	$3,103.8	$2,994.3
Mexico	891.3	1,019.7
Europe	438.6	346.6
	$4,433.7	$4,360.6

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Revenue [1]:
U.S.	$1,827.2	$2,431.3	$2,787.5
Foreign	633.9	808.9	757.2
	$2,461.1	$3,240.2	$3,544.7

1 Revenue is presented on the basis of geographic location of customers.

Note 17 — Customer Concentration

Customer concentration is defined as a single customer that accounts for more than 10% of Consolidated Revenue or Accounts receivable, net. In 2026, revenue from one customer represented 12% of Consolidated Revenue. In 2025, revenue from two customers represented 14% and 12% of Consolidated Revenue. In 2024, revenue from one customer represented 10% of Consolidated Revenue. No other customers accounted for more than 10% of Consolidated Revenue for the years ended August 31, 2026, 2025, or 2024. No customer had a balance that individually equaled or exceeded 10% of the Consolidated Accounts receivable, net, balance at August 31, 2026 or 2025.

Note 18 — Lease Commitments

Lessor

Equipment on operating leases is reported net of accumulated depreciation of $143.5 million, $123.0 million and $93.4 million as of August 31, 2026, 2025, and 2024, respectively. Depreciation expense was $39.8 million, $36.4 million and $36.0 million for the years ended August 31, 2026, 2025, and 2024 respectively. In addition, certain railcar equipment leased-in by the Company on operating leases is subleased to customers under non-cancelable operating leases with lease terms ranging from one to seven years. Operating lease rental revenues included in the Company’s Consolidated Statements of Income for the years ended August 31, 2026, 2025, and 2024 were $146.1 million, $139.2 million and $121.1 million respectively, which included $20.8 million, $22.3 million, and $19.9 million respectively, of revenue as a result of daily, monthly or car hire utilization arrangements.

Aggregate minimum future amounts receivable under all non-cancelable operating leases and subleases as of August 31, 2026, will mature as follows:

(In millions)
2027	$113.8
2028	93.3
2029	68.1
2030	47.1
2031	32.8
Thereafter	43.7
$398.8

Lessee

The Company leases railcars, real estate, and certain equipment under operating and, to a lesser extent, finance lease arrangements. As of and for the years ended August 31, 2026, 2025, and 2024, finance leases were not a material component of the Company's lease portfolio. The Company’s real estate and equipment leases have remaining lease terms ranging from less than one year to 72 years, with some including options to extend up to 9 years. The Company recognizes a lease liability and corresponding ROU asset based on the present value of lease payments. To determine the present value of lease payments, as most of its leases do not provide a readily determinable implicit rate, the Company’s incremental borrowing rate is used to discount the lease payments based on information available at the lease commencement date. The Company gives consideration to its recent debt issuances as well as publicly available data for instruments with similar characteristics when estimating its incremental borrowing rate.

The components of operating lease costs were as follows:

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Operating lease expense	$20.1	$19.8	$17.3
Short-term lease expense	3.8	6.1	7.9
Total	$23.9	$25.9	$25.2

Aggregate minimum future amounts payable under operating leases having initial or remaining non-cancelable terms as of August 31, 2026 will mature as follows:

(In millions)
2027	$17.0
2028	15.9
2029	14.2
2030	11.0
2031	7.4
Thereafter	26.2
Total lease payments	$91.7
Less: Imputed interest	(14.7)
Total lease obligations	$77.0

The table below presents additional information related to the Company’s operating leases:

	As of August 31,
(In millions)	2026	2025
Weighted average remaining lease term	10.2 years	10.6 years
Weighted average discount rate	4.8%	4.5%

Supplemental cash flow information related to leases was as follows:

	For the Year Ended August 31,
(In millions)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20.1	$18.4	$17.1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$11.6	$33.6	$8.6

Note 19 — Commitments and Contingencies

Portland Harbor Superfund Site

The Company has been identified as a PRP by the EPA in connection with the Company’s former Portland Property, which is within the boundary of the Portland Harbor Superfund Site. The Company sold the Portland Property in May 2023.

The EPA’s January 6, 2017 ROD for the Portland Harbor Superfund Site identifies a cleanup remedy that the EPA estimates will take 13 years of active remediation, followed by 30 years of monitoring with an estimated undiscounted cost of $1.7 billion. The EPA typically expects its cost estimates to be accurate within a range of -30% to +50%, but this ROD states that changes in costs are likely to occur. Multiple PRPs and the EPA have been conducting remedial design studies for several years and the work continues. Remedial action will follow remedial design.

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

U.S. Customs and Border Protection’s Freight Rail Coupler Investigation

In August 2025, the CBP published a Notice of Initiation of Investigation and Interim Measures under the Enforce and Protect Act against Greenbrier. The CBP stated that it was investigating whether the Company evaded certain Orders on freight rail couplers and parts from Mexico and/or China.

In May 2026, CBP issued the Determination that the Company evaded AD/CVD on certain FRCs attached to newly-built railcars during the Period of Investigation (POI) dating to April 2024. The Determination ordered the Company to rectify any noncompliance with provisions of admission of railcars to which FRCs subject to the Orders were affixed and to henceforth require the Company to file formal consumption entries for FRCs subject to the Orders. In July 2026, the Company filed an administrative appeal of the Determination. In September 2026, CBP affirmed the Determination on administrative review. As a result, CBP has directed that applicable AD/CVD duties be assessed with respect to covered FRCs dating back to April 2024 and that formal consumption entries be made for covered FRCs going forward. In October 2026, the Company appealed the Determination to the U.S. Court of International Trade. The Company intends to vigorously pursue its challenge to the Determination and believes that it has substantial legal defenses. Greenbrier is fully cooperating with CBP on this matter.

Based on information currently available, the Company estimates that the range of reasonably possible loss with respect to AD/CVD duties associated with covered FRCs subject to the Determination is from zero to approximately
$110 million, based on covered FRCs identified from April 24, 2024 through September 30, 2026. The estimate remains subject to refinement as the Company continues to validate historical information regarding covered FRCs.
The estimate does not include potential interest or penalties, the amount of which cannot currently be reasonably estimated.

The Company could also be subject to additional penalties and future assessments of additional duties or tariffs with respect to imports beyond those presently included in the Determination. The outcome and costs of these matters could be significant and may have a material adverse effect on our consolidated results of operations, financial position, or liquidity. Based on the facts and circumstances currently available, including the Company’s assessment of the merits of its legal position and pending appeal, the Company does not believe that a loss is probable. Accordingly, no loss accrual has been recorded in the accompanying consolidated financial statements.

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

As of August 31, 2026, the Company had outstanding letters of credit aggregating to $51.1 million associated with performance guarantees, facility leases and workers compensation insurance.

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

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2026 are:

(In millions)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$18.3	$—	$18.3	$—
Nonqualified savings plan investments	68.7	68.7	—	—
Cash equivalents	94.4	94.4	—	—
	$181.4	$163.1	$18.3	$—
Liabilities:
Derivative financial instruments	$0.6	$—	$0.6	$—
			0

Assets and liabilities measured at fair value on a recurring basis as of August 31, 2025 are:

(In millions)	Total	Level 1	Level 2(1)	Level 3
Assets:
Derivative financial instruments	$19.0	$—	$19.0	$—
Nonqualified savings plan investments	59.4	59.4	—	—
Cash equivalents	134.0	134.0	—	—
	$212.4	$193.4	$19.0	$—
Liabilities:
Derivative financial instruments	$3.6	$—	$3.6	$—

1 Level 2 assets include derivative financial instruments which are valued based on significant observable inputs. See Note 11 - Derivative Instruments to the Consolidated Financial Statements for further discussion.

Note 21 – Fair Value of Financial Instruments

The estimated fair values of financial instruments and the methods and assumptions used to estimate such fair values are as follows:

(In millions)	Carrying Amount [1]	Estimated Fair Value (Level 2)
Debt as of August 31, 2026	$1,690.3	$1,721.9
Debt as of August 31, 2025	$1,388.2	$1,416.0

1 Carrying amount disclosed in this table excludes credit facility balances, other notes payable, debt discount and debt issuance costs.

The carrying amount of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities is a reasonable estimate of fair value of these financial instruments. Estimated rates currently available to the Company for debt with similar terms and remaining maturities and current market data are used to estimate the fair value.

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

Management, under the oversight of the Audit Committee, conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of August 31, 2026.

Our independent registered public accounting firm, KPMG LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, independently assessed the effectiveness of our internal control over financial reporting. Their attestation report is included at the end of Part II, Item 9A of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended August 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Opinion on Internal Control Over Financial Reporting

We have audited The Greenbrier Companies, Inc. and subsidiaries' (the Company) internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended August 31, 2026, and the related notes (collectively, the consolidated financial statements), and our report dated October 26, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Portland, Oregon
October 26, 2026

Item 9B. OTHER INFORMATION

Trading Plan Arrangements

During the three months ended August 31, 2026, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be included under the captions “Board Composition”, “Board Committees, Meetings and Charters”, “Our Code of Conduct and FCPA Compliance” and “Policy Regarding Trading in Company Securities” in our definitive Proxy Statement on Schedule 14A for the 2027 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the year ended August 31, 2026 (as amended, updated, supplemented, or restated, “2027 Proxy Statement”) and is incorporated herein by reference. Information required by this item regarding the executive officers of the Company and family relationships is included under the caption “Information about our Executive Officers” in Part I of this 10-K and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required by this item will be included under the caption “Fiscal 2026 Executive Compensation”, “Compensation Committee Report”, and “Fiscal 2026 Non-Employee Director Compensation” and “Risk Oversight” in the 2027 Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item will be included under the captions “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2027 Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Related Person Transactions” and “Board Independence” in the 2027 Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Portland, OR, Auditor Firm ID: 185.

The information required by this item will be included under the caption “Ratification of Appointment of Independent Auditors” in the 2027 Proxy Statement and is incorporated herein by reference.

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

(a)	(3)	The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

	3.1	Restated Articles of Incorporation of the Registrant, as amended as of January 7, 2026, are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed April 7, 2026.

	3.2	Amended and Restated Bylaws of the Registrant, dated March 31, 2026, are incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 1, 2026.

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

	10.3*	The Greenbrier Companies, Inc. 2021 Stock Incentive Plan, As Amended, dated January 7, 2026, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed April 7, 2026.

	10.4*	Stock Incentive Grant Program for Non-Employee Directors is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed January 8, 2026.

10.5*

Form of Restricted Stock Unit Award Notice and Award Agreement Under The Greenbrier Companies, Inc. 2021 Stock Incentive Plan, As Amended, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed April 7, 2026.

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

10.9*

Amendment No. 1 to The Greenbrier Companies Nonqualified Deferred Compensation Plan 2018 Amendment and Restatement of the Adoption Agreement is incorporated herein by reference to Exhibit 10.9 to the Registrant's Form 10-K filed on October 28, 2025.

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

10.14*

Amendment No. 2 to The Greenbrier Companies Nonqualified Deferred Compensation Plan Adoption Agreement for Directors is incorporated herein by reference to Exhibit 10.14 to the Registrant's Form 10-K filed on October 28, 2025.

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

10.18*

The Greenbrier Companies, Inc. Summary Description of FY 2026 Short-term Incentive Cash Bonus Program is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed January 8, 2026.

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

10.27

Fifth Amendment to the Fourth Amended and Restated Credit Agreement, Guarantor Joinder and Amendment to Certain Collateral Documents, dated as of May 21, 2025, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on July 2, 2025.

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

10.44

Series 2026-1 Supplement dated February 4, 2026 between GBX Leasing 2022-1 LLC and U.S. Bank Trust Company, National Association, as indenture trustee (including Forms of Note attached as Exhibit A and Exhibit B thereto), is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed April 7, 2026. [Portions omitted]**

10.45

Third Amendment to Amended and Restated Credit Agreement, dated as of May 5, 2026, by and among Greenbrier Leasing Company LLC, an Oregon limited liability company, lenders party thereto, and Bank of America, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed July 1, 2026.

10.46

Sixth Amendment to the Fourth Amended and Restated Credit Agreement, dated as of May 5, 2026, by and among The Greenbrier Companies, Inc., the guarantors and lenders party thereto, and Bank of America, N.A., as Administrative Agent, is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed July 1, 2026.

19.1	Policy Regarding Trading in Company Securities.

21.1	List of the subsidiaries of the Registrant.

23.1	Consent of KPMG LLP.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Mandatory Clawback Policy is incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 10-K filed October 25, 2023.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104	Cover Page Interactive Data File (Formatted as inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan or arrangement

** Certain confidential information contained in this exhibit, marked by brackets, has been omitted because it is both (i) not material and (ii) is the type that the Registrant treats as private or confidential

Note: For all exhibits incorporated by reference, unless otherwise noted above, the SEC file number is 001-13146.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GREENBRIER COMPANIES, INC.

Dated: October 26, 2026	By: /s/ Lorie L. Tekorius
Lorie L. Tekorius
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Lorie L. Tekorius	October 26, 2026
Lorie L. Tekorius, President,
Chief Executive Officer and Director

/s/ Thomas B. Fargo	October 26, 2026
Thomas B. Fargo, Chair of the Board of Directors

/s/ Stevan B. Bobb	October 26, 2026
Stevan B. Bobb, Director

/s/ Wanda F. Felton	October 26, 2026
Wanda F. Felton, Director

/s/ Antonio O. Garza	October 26, 2026
Antonio O. Garza, Director

/s/ James R. Huffines	October 26, 2026
James R. Huffines, Director

/s/ Graeme A. Jack	October 26, 2026
Graeme A. Jack, Director

/s/ Jeffrey M. Songer	October 26, 2026
Jeffrey M. Songer, Director

/s/ Wendy L. Teramoto	October 26, 2026
Wendy L. Teramoto, Director

/s/ Kelly M. Williams	October 26, 2026
Kelly M. Williams, Director

/s/ Michael J. Donfris	October 26, 2026

Michael J. Donfris, Senior Vice President,

Chief Financial Officer (Principal Financial Officer)

/s/ Matthew J. Meyer	October 26, 2026
Matthew J. Meyer, Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)